Form 10QSB
period 1996-12-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 1997-03-17
CIK 1024464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from______________________  to ______________________

Commission file number 1-12635

                      PARADISE MUSIC & ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           Delaware                                          13-3906452
--------------------------------                  ------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

   420 West 45th Street, New York, New York                         10036
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(Issuer's telephone number (212) 957-9393

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes |_|   No |X| (The Company has
been subject to such filing requirements since its initial public offering on January 22, 1997, a period of less than 90 days.)

     At March 11, 1997, the Issuer had 2,226,333 shares of Common Stock, $.01 par value, outstanding.

     Transitional Small Business Disclosure Format   Yes |_|  No |X|

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART I          FINANCIAL INFORMATION                                      PAGE
------          ---------------------                                      ----
Item 1.         Financial Statements

                  Consolidated Balance Sheets as of
                  December 31, 1996 (Unaudited) and June 30, 1996             3

                  Consolidated Statements of Operations for the
                  Six and Three Months Ended December 31, 1996
                  and 1995 (Unaudited)                                        4

                  Consolidated Statements of Stockholders' Equity
                  for the Six Months Ended December 31, 1996 (Unaudited)      5

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended December 31, 1996 and 1995 (Unaudited)   6-7

                  Notes to Consolidated Financial Statements (Unaudited)   8-11

Item 2.         Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                    12-16


PART II         OTHER INFORMATION
-------         -----------------

Item 2.         Changes in Securities                                        17

Item 6.         Exhibits and Reports on Form 8-K                             17

                Signature Page                                               18

PART I - FINANCIAL INFORMATION
------   ---------------------

ITEM 1 - FINANCIAL STATEMENTS

                        PARADISE MUSIC & ENTERTAINMENT, INC.
                                  AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                        December 31,    June 30,
                                                            1996         1996
                                                        ------------   ---------
                                                        (Unaudited)
                                       ASSETS

CURRENT ASSETS:
  Cash                                                   $ 236,692     $  82,813
  Accounts receivable                                      170,873       129,715
  Prepaid costs                                              9,000        17,255
  Other current assets                                       1,946
                                                         ---------     ---------
       Total current assets                                418,511       229,783
                                                         ---------     ---------
PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization                             105,326        81,154
                                                         ---------     ---------
OTHER ASSETS:
  Deferred registration costs                              182,307         5,000
  Security deposits                                         14,072        14,072
                                                         ---------     ---------
                                                           196,379        19,072
                                                         ---------     ---------
                                                         $ 720,216     $ 330,009
                                                         =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable, bank                                     $ 100,000    $    --
  Accrued compensation                                      53,481
  Deferred revenues                                         39,960       49,612
  Accounts payable                                          79,916       81,854
  Retirement plan contributions payable                                  30,000
  Accrued expenses and other current liabilities             4,865       28,563
                                                         ---------    ---------
       Total current liabilities                           278,222      190,029
                                                         ---------    ---------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued
  Common stock, $.01 par value,
   authorized 20,000,000 shares,
   issued and outstanding 1,080,333 and
   998,000 shares, respectively                             10,803        9,980
  Capital in excess of par value                           426,016       12,090
  Retained earnings                                          6,425      119,160
  Common stock subscription receivable                      (1,250)      (1,250)
                                                         ---------    ---------
       Total stockholders' equity                          441,994      139,980
                                                         ---------    ---------
                                                         $ 720,216    $ 330,009
                                                         =========    =========

           See accompanying notes to consolidated financial statements

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Six Months Ended       Three Months Ended
                                      December 31,            December 31,
                                -----------------------  ----------------------
                                   1996         1995        1996        1995
                                ----------   ----------  ----------  ----------

REVENUES                        $2,275,356   $2,049,669  $1,187,368  $  900,009
                                ----------   ----------  ----------  ----------
OPERATING EXPENSES:
  Cost of sales                  1,330,987    1,095,014     771,286     527,726
  Selling, general and
  administrative                   861,242      859,986     406,082     472,703
                                ----------   ----------  ----------  ----------
    Total operating expenses     2,192,229    1,955,000   1,177,368   1,000,429
                                ----------   ----------  ----------  ----------

INCOME (LOSS) BEFORE INCOME
 TAXES                              83,127       94,669      10,000    (100,420)

INCOME TAXES                         3,700       15,000       2,500       6,000
                                ----------   ----------  ----------  ----------

NET INCOME (LOSS)               $   79,427   $   79,669  $    7,500  $ (106,420)
                                ==========   ==========  ==========  ==========

INCOME (LOSS) PER COMMON SHARE  $      .08   $      .08  $      .01  $     (.10)
                                ==========   ==========  ==========  ==========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                     1,039,167    1,039,167   1,039,167   1,039,167
                                ==========   ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Six Months Ended December 31, 1996
                                   (Unaudited)

                                                                              Common
                                  Common Stock       Capital in                Stock
                                -----------------    Excess of   Retained   Subscription
                                Shares     Amount    Par Value   Earnings    Receivable
                                ------     ------    ----------  --------   ------------
BALANCES, June 30, 1996         998,000   $ 9,980    $ 12,090   $ 119,160    $  (1,250)

Reclassification of prior
 "S" corporation retained
 earnings                                             192,162    (192,162)

Sale of common stock, net
 of expenses                     78,333       783     209,804

Stock issued in exchange
 for services                     4,000        40      11,960

Net income                                                         79,427
                              ---------   -------    --------   ---------    ---------
BALANCES, December 31, 1996   1,080,333   $10,803    $426,016   $   6,425    $  (1,250)
                              =========   =======    ========   =========    =========


          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                               December 31,
                                                            -------------------
                                                              1996       1995
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 79,427   $ 79,669
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                              12,502      6,500
   Increase (decrease) in cash attributable
    to changes in assets and liabilities:
     Accounts receivable                                     (41,158)   123,578
     Prepaid costs                                             8,255     66,444
     Other current assets                                     (1,946)   (37,742)
     Accrued compensation                                     53,481
     Deferred revenues                                        (9,652)    67,878
     Accounts payable                                         (1,938)  (178,688)
     Retirement contributions payable                        (30,000)   (15,000)
     Accrued expenses and other current liabilities          (23,698)   (26,304)
                                                            --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     45,273     86,335
                                                            --------   --------
CASH FLOWS FROM AND NET CASH USED IN
 INVESTING ACTIVITIES, payments for property
 and equipment                                               (36,674)   (16,538)
                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments for deferred registration costs                  (165,307)
  Proceeds from note payable, bank                           100,000
  Proceeds from issuance of common stock, net
    of expenses                                              210,587
  Payments for stockholders' loans                                      (82,500)
                                                            --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          145,280    (82,500)
                                                            --------   --------
NET INCREASE (DECREASE) IN CASH                              153,879    (12,703)

CASH, beginning of period                                     82,813    106,270
                                                            --------   --------
CASH, end of period                                         $236,692   $ 93,567
                                                            ========   ========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                Six Months Ended
                                                                   December 31,
                                                                ----------------
                                                                 1996      1995
                                                                ------    ------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Stock issued in exchange for services                         $ 12,000  $ --
                                                                ========  ======

  Reclassification of prior "S" corporation retained earnings   $192,162  $ --
                                                                ========  ======

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION:

          The financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and Subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

          On January 22, 1997, the Company completed its initial public offering (see Note 7).

NOTE 2 -  BUSINESS AND ORGANIZATION:

          The Company was formed on July 18, 1996 and in July 1996 issued 125,000 shares of common stock at $.01 par value to its two founding stockholders. In October 1996, the Company issued 873,000 shares of common stock in exchange for the outstanding stock of its subsidiaries in a transaction accounted for as a pooling of interest, whereby, the financial statements for all periods prior to the combination were restated to reflect the combined operations of its subsidiaries, All Access Entertainment Management Group, Inc. ("All Access"), a musical artist management company incorporated in New York, Picture Vision, Inc. ("Picture Vision"), a video production company incorporated in Tennessee, and John Loeffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave") a creator of music scores and advertising themes for television and radio, which was incorporated in New York. The Company's initial public offering was completed in January 1997 (see Note 7).

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Principles of Consolidation - The consolidated financial statements include the accounts of Paradise Music & Entertainment, Inc. and its wholly-owned subsidiaries, Rave, Picture Vision and All Access. All significant intercompany transactions and balances have been eliminated in consolidation.

          Revenue Recognition - Commercial music production revenues and the related production costs are recognized upon acceptance of the music production by the client. Royalty and residual income is recognized when received. For projects which are short in duration, (primarily less than one month) video production revenues and related production costs are recorded upon completion of the video. For projects that have a longer term, video production revenues and related production costs are recorded using the percentage-of-completion method which recognizes income as work on the project progresses. Music artist management revenues are recognized when received and, in accordance with industry custom, the Company frequently operates its business based on oral agreements and purchase orders with its artists and customers. Pursuant to these arrangements the Company receives up to 20% of the gross revenues received in connection with artist entertainment related earnings less certain standard industry costs.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          Deferred Registration Costs - The Company has incurred costs relating to its initial public offering (IPO). These costs have been charged to capital in excess of par value (see Note 7).

          Income (Loss) Per Common Share - Income (loss) per common share is computed based on net income (loss) applicable to common shareholders divided by the weighted average number of common shares outstanding. The weighted average includes shares issued within one year of the Company's IPO with an issue price less than the IPO price, using the treasury stock method.

          Unaudited Financial Statements - The financial statements as of December 31, 1996 and for the six and three months ended December 31, 1996 and 1995 are unaudited. These financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. All such adjustments, if any, are of a normal recurring nature.

NOTE 4 -  INCOME TAXES (CREDITS):

          The provision for income taxes for the six and three months ended December 31, 1996 and 1995 differ from the statutory rates primarily due to the subchapter "S" corporation status of two of the Company's subsidiaries. On October 9, 1996, two subsidiaries ceased to be "S" corporations. The following table reconciles the computed income tax expense (credit) to the provision for income taxes:

                                          Six Months Ended   Three Months Ended
                                             December 31,        December 31,
                                          ----------------   ------------------
                                           1996      1995      1996       1995
                                          ------    ------    ------     ------

           Computed tax expense (credit)
            at federal statutory rate     34.00 %   34.00 %   34.00 %   (34.00)%
           State provision less federal
            benefit                        5.10      5.10      5.10      (5.10)
           Surtax and other              (20.00)   (13.70)   (14.10)     19.80
           Non-taxable (income) loss
            resulting from Subchapter
            "S" election                 (14.60)    (9.60)               25.30
                                         ------    ------    ------     ------

                                           4.50 %   15.80 %   25.00 %     6.00%
                                         ======    ======    ======     ======

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 -  COMMITMENTS

          On October 9, 1996, the Company entered into employment agreements, as amended (the "Agreements"), with four of its executives (the "Executives"). Each of the Agreements are for a period of three years and provide for annual base salaries of $150,000. Pursuant to the Agreements, four bonus plans have been established primarily for the benefit of the Executives.

          The Company has adopted certain bonus plans pursuant to which the Executives are entitled to receive bonuses based upon attainment of certain financial results. A limitation has been adopted with respect to the payment of all bonuses that no bonuses are payable under any of these plans, even if otherwise earned by their terms, unless, after accrual, the pre-tax profit of the Company in any fiscal quarter is at least $10,000. Any reduction in bonuses which arise as a result of this limitation through the end of the quarterly period ending June 30, 1998 may be taken by the Executives as interest free advances. All such advances must be repaid in full by the end of the fiscal year following the receipt of the advance. At December 31, 1996, no advances have been made to the Executives and $53,481 of bonuses and compensation have been accrued under the bonus plans and employment agreements.

NOTE 6 -  ECONOMIC DEPENDENCY:

          Approximately $135,000 and $177,000 of commercial production revenues for the six months ended December 31, 1996 and 1995, respectively, are derived from one advertising agency. For the three months ended December 31, 1996 and 1995 approximately $36,000 and $36,000 of commercial production revenues were derived from the same advertising agency, respectively. Approximately $193,000 and $483,000 of musical talent management revenues for the six months ended December 31, 1996 and 1995, respectively, are derived from three and two musical artists. For the three months ended December 31, 1995 approximately $167,000 of musical talent management revenues are derived from two musical artists. For the six months ended December 31, 1996 and 1995, approximately $160,000 and $310,000, respectively, of video production revenues were derived from one artist. For the three months ended December 31, 1996 and 1995 approximately $630,000 and $450,000 of video production revenues were derived from seven and three artists, respectively. At December 31, 1996, approximately $156,000 was owed in the aggregate to the Company from these artists and customers.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 -  SUBSEQUENT EVENTS:

          In January 1997, the Company completed its initial public offering in which it sold 1,000,000 units consisting of 1,000,000 shares of common stock and 1,000,000 warrants. For each two warrants owned, the holder is entitled to purchase one share of common stock through January 21, 2001 at $7.20. In February 1997, an additional 146,000 units were sold upon the exercise of the underwriter's over allotment option. The aggregate net proceeds after expenses resulting from these sales were approximately $5,500,000. After giving effect to these sales, the Company had 2,226,333 shares outstanding plus an additional 573,000 shares reserved for issuance upon the exercise of the warrants included in the units.

          This transaction significantly improved the Company's liquidity and capital resources from that presented in the accompanying financial statements. Pro forma condensed information reflecting this transaction as though it had occurred at December 31, 1996 is presented as follows:

                                                          December 31, 1996
                                                          -----------------
                                                       Pro Forma        Actual
                                                       ----------     ----------
             Cash                                      $5,737,000     $  237,000
                                                       ----------     ----------
             Working capital                           $5,640,000     $  140,000
                                                       ----------     ----------
             Shareholders equity                       $5,760,000     $  442,000
                                                       ----------     ----------
             Total assets                              $6,038,000     $  720,000
                                                       ----------     ----------

NOTE  8 - FINANCIAL DATA BY SUBSIDIARY:

          The following financial data is presented for the Company's subsidiaries:

                             Six Months Ended December 31,     Three Months Ended December 31,
                                         1996                               1996
                            -------------------------------    -------------------------------
                                         All       Picture                  All        Picture
                              Rave      Access      Vision        Rave     Access      Vision
                            ---------  ---------  ---------    ---------  ---------  ---------
          Total revenues    $ 410,732  $ 393,371  $1,471,253   $ 231,357  $ 118,451  $ 837,560
          Net income (loss)    60,364    (17,528)     45,591      32,976    (57,572)    41,096

                             Six Months Ended December 31,     Three Months Ended December 31,
                                         1995                               1995
                            -------------------------------    --------------------------------
                                        All        Picture                  All        Picture
                              Rave     Access       Vision        Rave     Access      Vision
                            ---------  ---------  ---------    ---------  ---------  ---------

          Total revenues    $ 390,054  $ 513,349  $1,146,266   $ 214,434  $ 193,739  $ 491,836
          Net income (loss)   (24,278)    73,575      30,372     (33,692)   (81,396)     8,668

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Overview

While the Company's subsidiaries have operating histories, the Company was incorporated in Delaware in July 1996 and has no history as a consolidated enterprise. Management therefore believes that the period to period comparisons of the Company's results of operations are not indicative of the results that may be expected for the fiscal year ending June 30, 1997.

The Company currently derives most of its revenues from: the production of original music scores and advertising themes for television, radio, and film; the production of music videos used to promote music artists and music specials and programs for television networks and other video broadcasters; and the management of music artists.

The Company believes the results of operations of its operating subsidiaries will be subject to seasonal variations, which variations may initially offset each other. However, once the Company enters into the recorded music business, the Company's results of operations from period to period may be materially affected by the timing of new record releases and, if such releases are delayed beyond the peak holiday season, the Company's operating results could be materially adversely affected. Additionally, due to the success of particular artists, artists touring schedules and the timing of music television specials, it is possible that the Company could also experience material fluctuations in revenue from year to year.

During calendar 1997, the Company expects to expand its three wholly-owned subsidiaries (Rave, Picture Vision, and All Access), establish its record label, and implement its acquisition program which will initially target acquisitions of joint venture arrangements with small complementary businesses in the music and entertainment industry of up to $5,000,000. The Company's failure to expand its business in an efficient manner could have a material adverse effect upon the Company's business, operating results and financial condition.

Forward Looking Statements

Except for the historical information contained herein, this quarterly Report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, risks associated with the Company being a recently consolidated entity, dependence on senior management, risks inherent in the recorded music industry such as the possibility of losses by the record label and popularity of recording artists, the Company's ability to contract with recording artists, the Company's ability to manage growth and the success of the Company's music and entertainment acquisition program. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated January 22, 1997, included as part of the Registration Statement on Form SB-2 (No. 333-13941), in the section entitled "Risk Factors". The forward-looking statements contained herein represent the Company's judgment as of the date of this release hereof, and the Company cautions readers not to place undue reliance on such statements.

                 Six Months Ended December 31, 1996 Compared to
                       Six Months Ended December 31, 1995

Commercial music production revenues increased to $410,732 for the six months ended December 31, 1996 from $390,054 for the six months ended December 31, 1995, an increase of $20,678 or 5.3% while commercial music production costs of sales decreased to $139,856 for the six months ended December 31, 1996 from $175,772 for the six months ended December 31, 1995, a decrease of $35,916 or 20.4%. The increase in revenues was due to an increase of residual and royalty income. The decrease in costs was primarily due to the fact that royalty and residual income has no cost of sales associated with it. The level of residual and royalty income varies from period to period based upon the number of compositions airing at any one time, the medium on which such compositions are aired and the frequency of such airings. As a result of the foregoing, gross profit as a percentage of commercial music production revenues increased to 65.9% for the six months ended December 31, 1996 from 54.9% for the six months ended December 31, 1995.

Video production revenues increased to $1,471,253 for the six months ended December 31, 1996 from $1,146,266 for the six months ended December 31, 1995, an increase of $324,987 or 28.4%, while video production costs of sales increased to $1,191,131 for the six months ended December 31, 1996 from $928,299 for the six months ended December 31, 1995, an increase of $262,832 of 28.3% which is in proportion to the increase in sales.

Gross profit as a percentage of video production revenues remained at 19% for the six months ended December 1996 and 1995. The average gross profit earned on the Company's video productions in each period cannot be predicted and varies from period to period.

Music artist management revenues decreased to $393,371 for the six months ended December 31, 1996 from $513,349 for the six months ended December 31, 1995, a decrease of $119,978 or 23.4%. The decrease was attributable to a decrease in the number of concerts performed by two artists. The Company's music artist management operations have no cost of sales associated with it since no products are produced.

The Company's selling, general and administrative expenses increased to $861,242 for the six months ended December 31, 1996 from $859,986 for the six months ended December 31, 1995, an increase of $1,256.

The Company's income before income taxes decreased to $83,127 for the six months ended December 31, 1996 from $94,669 for the six months ended December 31, 1995, a decrease of $11,542 or 12.2%. The decrease was primarily due to a decrease in the Company's music artist management revenues. Such revenues have no cost of sales associated with them.

                Three Months Ended December 31, 1996 Compared to
                      Three Months Ended December 31, 1995

Commercial music production revenues increased to $231,357 for the three months ended December 31, 1996 from $214,434 for the three months ended December 31, 1995, an increase of $16,923 or 7.9% while commercial music production costs of sales decreased to $75,049 for the three months ended December 31, 1996 from $103,504 for the three months ended December 31, 1995, a decrease of $28,455 or 27.5%. The increase in revenues was primarily due to an increase of residual and royalty income. The decrease in costs was primarily due to the increase in royalty and residual income which has no costs of sales associated with it.

Gross profit as a percentage of commercial music production revenues increased to 67.6% for the three months ended December 31, 1996 from 51.7% for the three months ended December 31, 1995. The increase was primarily attributable to an approximately 22% increase of royalty and residual income received during the three months ended December 31, 1996, which royalty and residual income has no cost of sales associated with it.

Video production revenues increased to $837,560 for the three months ended December 31, 1996 from $491,836 for the three months ended December 31, 1995, an increase of $345,724 or 70.3%. Video production revenue was greater in 1996 than in 1995 primarily due to an increase in the number of video's produced.

Cost of sales for video productions increased to $696,237 for the three months ended December 31, 1996 from $433,279 for the three months ended December 31, 1995, an increase of $262,958 or 60.7%. The increase was primarily attributable to the increase in video production revenues.

Gross profit as a percentage of video production revenues increased 16.9% for the three months ended December 31, 1996 from 11.9% for the three months ended December 31, 1995.

Music artist management revenues decreased to $118,451 for the three months ended December 31, 1996 from $193,739 for the three months ended December 31, 1995, a decrease of $75,288 or 38.9%. The decrease was attributable to a decrease in the number of concerts performed by two artists. The Company's music artist management operations has no cost of sales associated with it.

The Company's selling, general and administrative expenses decreased to $406,082 for the three months ended December 31, 1996 from $472,703 for the three months ended December 31, 1995, a decrease of $66,621 or 14.1%. The decrease was primarily attributable to a decrease in the Company's music artist management revenues. Such revenues typically have high selling, general and administrative expenses.

The Company's income before income taxes increased to $10,000 for the three months ended December 31, 1996 from a loss before income taxes of $100,420 for the three months ended December 31, 1995. The increase was primarily attributable to better operating results from two of the Company's subsidiaries.

Liquidity and Capital Resources

During the six months ended December 31, 1996, the Company had cash provided by operating activities in the amount of $45,273 as compared to $86,335 for the six months ended December 31, 1995. This decrease was primarily attributable to the decrease in net income, retirement contribution payable and accrued expenses and other current liabilities and an increase in accounts receivable and deferred tax assets partially offset by an increase in accrued bonus and payroll payable.

During the six months ended December 31, 1996, the Company used cash for investing activities in the amount of $36,674 as compared to cash used for investing activities of $16,538 for the six months ended December 31, 1995. The cash was used for the purchase of property and equipment.

During the six months ended December 31, 1996, the Company had net cash provided by financing activities of $145,280 compared to net cash used in financing activities of $82,500 for the six months ended December 31, 1995. In the 1996 period the Company received net proceeds of approximately $210,000 from the sale of 78,333 shares of common stock and $100,000 from a bank loan by Republic National Bank to one of its subsidiaries, guaranteed by the Company. The loan is payable on August 1, 1997 and provides for an interest rate of 1.5% above the bank's prime rate. The Company used approximately $165,000 for deferred registration costs. In 1995, the Company used approximately $82,000 for stockholder loans.

In January and February 1997, the Company received in the aggregate approximately $5,500,000 in net proceeds from the sale of 1,146,000 units in the Company's underwritten initial public offering and related over allotment option exercise. Each unit consisted of one share of common stock and one redeemable common stock purchase warrant with two warrants entitling the holder to purchase one share of common stock at $7.20 per share.

During the next six to twelve months, the Company will be investing approximately $600,000 in expanding its core businesses through increased marketing and promotion efforts. This amount includes increasing the size of the Company's marketing staff and certain equipment and computer purchases. In addition, the Company intends to consolidate its New York operations in a new facility which has yet to be located. Such relocation will include the construction of recording studios. The ultimate costs of this relocation and construction are not currently known. The Company has begun to expend funds for the establishment of its record label. It is contemplated that the expenditures required for the development of the record label and its anticipated releases can be met from the funds allocated for this purpose in the initial public offering.

The Company believes that cash generated from the proceeds of the initial public offering, cash from operations and current cash balances will be sufficient to meet the Company's operating capital requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing before the end of such 12 month period or thereafter. A significant factor which will affect the Company's need for additional financing is the Company's acquisition program. The establishment of additional record labels or other business in the future could also require the Company to obtain additional capital. If the Company were required to obtain additional capital in the future, there can be no assurance that sources of capital will be available or terms acceptable or favorable to the Company, or at all.

Inflation

The impact of inflation on the Company's operating results has been insignificant in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had a material impact on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

PART II OTHER INFORMATION
------- -----------------

ITEM 2.  CHANGES IN SECURITIES

On October 9, 1996, the Company entered into an Exchange Agreement, pursuant to which it issued an aggregate of 873,000 shares of common stock to John Loeffler, Jon Small, Brian Doyle and Richard Flynn in exchange for all of the outstanding common stock of each of John Loeffler Music, Inc. d/b/a/ Rave Music and Entertainment, Picture Vision, Inc. and All Access Entertainment Management Group, Inc., each of which is now a wholly-owned operating subsidiary of the Company. The Company claimed an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") by relying on
Section 4(2) of the Securities Act, which allows for an exemption for transactions by an issuer not involving any public offering, and the rules and regulations promulgated thereunder. The Company's basis for this exemption was the fact that the individuals receiving shares of common stock were the principals of each of the Company's constituent corporations and thus had full access to all information regarding the Company.

On October 9, 1996, the Company issued 78,333 shares of its common stock to 11 individuals in a private placement (the "Private Placement") for $3.00 per share. There were no underwriters involved in the Private Placement. The common stock in the Private Placement was issued only to accredited investors, as defined in the Securities Act. The aggregate offering price of the Private Placement was $210,000. The Company claimed an exemption from the registration requirements of the Securities Act by relying on Section 4(2) of the Securities Act, which allows for an exemption for transactions by an issuer not involving any public offering, and Rule 506 of Regulation D promulgated thereunder.

On October 9, 1996, the Company issued 4,000 shares of common stock to one individual for professional service rendered. The Company claimed an exemption from the registration requirements of the Securities Act by relying on Section 4(2) of the Securities Act, which allows for an exemption for transactions by an issuer not involving any public offering, and the rules and regulations promulgated thereunder. The Company's basis for this exemption was the fact that this individual is an attorney who represented one of the Company's operating subsidiaries and who had access to all information regarding the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           10.1 Amendment to bonus plan, dated as of March 10, 1997

           27 - Financial Data Schedule

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PARADISE MUSIC & ENTERTAINMENT, INC.


                                   By:       /s/ John Loeffler
                                       --------------------------------
                                       John Loeffler, President

Date:  March 14, 1997