Form 10QSB
period 1997-03-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 1997-05-14
CIK 1024464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________________to_______________________

Commission file number                          1-12635

                      PARADISE MUSIC & ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                Delaware                                     13-3906452
       -------------------------------                    ----------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

   420 West 45th Street, New York, New York                    10036
----------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

(Issuer's telephone number (212) 957-9393

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes |X| No |_|

     At May 5, 1997, the Issuer had 2,226,333 shares of Common Stock, $.01 par value, outstanding.

     Transitional Small Business Disclosure Format   Yes |_| No |X|

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION                                            PAGE
                                                                            ----
Item 1.    Financial Statements

             Consolidated Balance Sheets as of
               March 31, 1997 (Unaudited) and June 30, 1996                    3

             Consolidated Statements of Operations for the
               Nine and Three Months Ended March 31, 1997
               and 1996 (Unaudited)                                            4

             Consolidated Statements of Stockholders' Equity
               for the Nine Months Ended March 31, 1997 (Unaudited)            5

             Consolidated Statements of Cash Flows for the
               Nine Months Ended March 31, 1997 and 1996 (Unaudited)         6-7

             Notes to Consolidated Financial Statements (Unaudited)         8-11

Item 2.    Management's Discussion and Analysis of Results
            of Operations and Financial Condition                          12-15


PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   16

           Signature Page                                                     17

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,       June 30,
                                                                            1997            1996
                                                                     --------------   ------------
                                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and equivalents                                               $    5,756,574   $     82,813
  Accounts receivable                                                        37,321        129,715
  Prepaid costs                                                              37,170         17,255
  Prepaid income taxes                                                       42,532           -
  Other                                                                      19,196           -
                                                                     --------------   ------------
       Total current assets                                               5,892,793        229,783
                                                                     --------------   ------------
PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization                                              125,892         81,154
                                                                     --------------   ------------
OTHER ASSETS:
  Deferred registration costs                                                  -             5,000
  Security deposits                                                          14,072         14,072
  Deferred tax asset                                                        319,000           -
                                                                     --------------   ------------
                                                                            333,072         19,072
                                                                     --------------   ------------
                                                                     $    6,351,757   $    330,009
                                                                     ==============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable                                                       $      100,000   $       -
  Accrued compensation                                                       97,878           -
  Deferred revenues                                                         400,000         49,612
  Accounts payable                                                             -            81,854
  Retirement plan contributions payable                                        -            30,000
  Accrued expenses and other current liabilities                            351,780         28,563
                                                                     --------------   ------------
       Total current liabilities                                            949,658        190,029
                                                                     --------------   ------------
COMMITMENTS
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued
  Common stock, $.01 par value,
   authorized 20,000,000 shares,
   issued and outstanding 2,226,333 and
   998,000 shares, respectively                                              22,263          9,980
  Capital in excess of par value                                          5,774,471         12,090
  Retained earnings (deficit)                                              (393,835)       119,160
  Common stock subscription receivable                                         (800)        (1,250)
                                                                     --------------   ------------
       Total stockholders' equity                                         5,402,099        139,980
                                                                     --------------   ------------
                                                                     $    6,351,757   $    330,009
                                                                     ==============   ============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                Nine Months Ended                 Three Months Ended
                                                                    March 31,                          March 31,
                                                       --------------------------------    --------------------------------
                                                             1997              1996              1997             1996
                                                       --------------    --------------    --------------    --------------
REVENUES                                               $    2,852,568    $    3,040,822    $      577,381    $      991,153
                                                       --------------    --------------    --------------    --------------
OPERATING EXPENSES:
  Cost of sales                                             1,595,834         1,682,918           264,847           587,904
  Selling, general and administrative                       1,920,544         1,117,911         1,072,808           257,925
                                                       --------------    --------------    --------------    --------------
       Total operating expenses                             3,516,378         2,800,829         1,337,655           845,829
                                                       --------------    --------------    --------------    --------------
OPERATING INCOME (LOSS)                                      (663,810)          239,993          (760,274)          145,324
INTEREST INCOME, net                                           29,977              -               29,977              -
                                                       --------------    --------------    --------------    --------------
INCOME (LOSS) BEFORE INCOME
 TAX (BENEFIT)                                               (633,833)          239,993          (730,297)          145,324
INCOME TAX (BENEFIT)                                         (313,000)           44,000          (330,037)           29,000
                                                       --------------    --------------    --------------    --------------
NET INCOME (LOSS)                                      $     (320,833)   $      195,993    $     (400,260)   $      116,324
                                                       ==============    ==============    ==============    ==============
INCOME (LOSS) PER COMMON SHARE                         $         (.24)   $          .19    $         (.21)   $          .11
                                                       ==============    ==============    ==============    ==============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                                                1,316,100         1,039,167         1,869,966         1,039,167
                                                       ==============    ==============    ==============    ==============


          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Nine Months Ended March 31, 1997
                                   (Unaudited)

                                                                                                                  Common
                                                     Common Stock            Capital in       Retained             Stock
                                                     ------------             Excess of       Earnings         Subscription
                                                Shares          Amount        Par Value      (Deficit)          Receivable
                                            ------------    -----------   --------------   -------------    --------------
BALANCES, June 30, 1996                          998,000    $     9,980   $       12,090   $     119,160    $       (1,250)

Reclassification of prior
 "S" corporation retained
 earnings                                                                        192,162        (192,162)

Sale of common stock, net
 of expenses                                   1,224,333         12,243       5,558,259

Stock issued in exchange
 for services                                      4,000             40          11,960

Repayment of subscription
 receivable                                                                                                           450

Net loss                                                                                        (320,833)
                                            ------------    -----------   --------------   -------------    --------------
BALANCES, March 31, 1997                       2,226,333    $    22,263   $    5,774,471   $    (393,835)   $         (800)
                                            ============    ===========   ==============   =============    ==============


          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                                March 31,
                                                                    ------------------------------
                                                                          1997            1996
                                                                    --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $     (320,833)  $     195,992
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                                          35,644          12,700
     Deferred tax asset                                                   (319,000)           -
     Increase (decrease) in cash attributable
      to changes in assets and liabilities:
       Accounts receivable                                                  92,394          83,942
       Prepaid costs                                                       (19,915)        116,719
       Officer advances                                                       -            (63,897)
       Prepaid income taxes                                                (42,532)           -
       Other                                                               (19,196)          1,155
       Accrued compensation                                                 97,878            -
       Deferred revenues                                                   350,388         (52,134)
       Accounts payable                                                    (81,854)       (122,891)
       Retirement contributions payable                                    (30,000)        (15,000)
       Accrued expenses and other current liabilities                      323,217           2,696
                                                                    --------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   66,191         159,282
                                                                    --------------   -------------
CASH FLOWS FROM AND NET CASH USED IN
 INVESTING ACTIVITIES, payments for purchases
 of property and equipment                                                 (80,382)        (16,582)
                                                                    --------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                               100,000            -
  Proceeds from issuance of common stock, net of expenses                5,587,502            -
  Payments for stockholders' loans                                             450         (57,500)
                                                                    --------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      5,687,952         (57,500)
                                                                    --------------   -------------
NET INCREASE IN CASH AND EQUIVALENTS                                     5,673,761          85,200

CASH AND EQUIVALENTS, beginning of period                                   82,813         106,270
                                                                    --------------   -------------
CASH AND EQUIVALENTS, end of period                                 $    5,756,574   $     191,470
                                                                    ==============   =============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                  March 31,
                                                                          -----------------------
                                                                               1997        1996
                                                                          -----------   ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                $     2,790   $        -
                                                                          ===========  ===========
  Cash paid during the period for income taxes                            $    58,400   $        -
                                                                          ===========  ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Stock issued in exchange for services                                   $    12,000   $        -
                                                                          ===========  ===========
  Reclassification of prior "S" corporation retained earnings             $   192,162   $        -
                                                                          ===========  ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -       BASIS OF PRESENTATION:

               The financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and Subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's January 22, 1997 Form SB-2.

NOTE 2 -       BUSINESS AND ORGANIZATION:

               The Company was formed on July 18, 1996 and in July 1996 issued 125,000 shares of common stock at $.01 par value to its two founding stockholders. In October 1996, the Company issued 873,000 shares of common stock in exchange for the outstanding stock of its subsidiaries in a transaction accounted for as a pooling of interest, whereby, the financial statements for all periods prior to the combination were restated to reflect the combined operations of its subsidiaries, All Access Entertainment Management Group, Inc. ("All Access"), a musical artist management company incorporated in New York, Picture Vision, Inc. ("Picture Vision"), a video production company incorporated in Tennessee, and John Loeffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave") a creator of music scores and advertising themes for television and radio, which was incorporated in New York. In February 1997, the Company incorporated its record label, Velocity Records ("Velocity") to operate in the recorded music business.

NOTE 3 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               Principles of Consolidation - The consolidated financial statements include the accounts of Paradise Music & Entertainment, Inc. and its wholly-owned subsidiaries, Rave, Picture Vision, All Access and Velocity. All significant intercompany transactions and balances have been eliminated in consolidation.

               Cash and Equivalents - For the purpose of preparing the statement of cash flows, cash and equivalents include cash on hand and highly liquid investments with maturities of less than three months.

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

               Record Label - Costs incurred in connection with the start-up of the Company's record label have been expensed. Costs which are directly related to the production, manufacture and sale of records will be capitalized and amortized over the expected life of the record, to the extent there is reasonable assurance that these costs will be recovered.

               Paid-in Capital - The Company has incurred costs relating to its initial public offering (IPO). These costs have been charged to capital in excess of par value.

               Income (Loss) Per Common Share - Income (loss) per common share is computed based on net income (loss) applicable to common shareholders divided by the weighted average number of common shares outstanding. The weighted average includes shares issued within one year of the Company's IPO with an issue price less than the IPO price, using the treasury stock method.

               Unaudited Financial Statements - The financial statements as of March 31, 1997 and for the nine and three months ended March 31, 1997 and 1996 are unaudited. These financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. All such adjustments, if any, are of a normal recurring nature.

NOTE 4 -       COMMITMENTS:

               On October 9, 1996, the Company entered into employment agreements, as amended (the "Agreements"), with four of its executives (the "Executives"). Each of the Agreements are for a period of three years and provide for annual base salaries of $150,000. Pursuant to the Agreements, four bonus plans have been established primarily for the benefit of the Executives.

               The Company has adopted certain bonus plans pursuant to which the Executives are entitled to receive bonuses based upon attainment of certain financial results. For the nine and three months ended March 31, 1997 approximately $819,000 and $493,000, respectively have been expensed under the bonus plans and employment agreements and are included in selling, general and administrative expenses.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 -       STOCKHOLDERS' EQUITY:

               In January 1997, the Company completed its initial public offering in which it sold 1,000,000 units consisting of 1,000,000 shares of common stock and 1,000,000 warrants. For each two warrants owned, the holder is entitled to purchase one share of common stock through January 21, 2001 at $7.20. In February 1997, an additional 146,000 units were sold upon the exercise of the underwriter's over allotment option. The aggregate net proceeds were approximately $5,360,000, after underwriters' commissions and offering expenses of approximately $1,516,000.

NOTE 6 -       ECONOMIC DEPENDENCY:

               Approximately $317,000 and $241,000 of commercial production revenues for the nine months ended March 31, 1997 and 1996, respectively, were derived from one advertising agency. For the three months ended March 31, 1997 and 1996 approximately $181,000 and $63,000 of commercial production revenues were derived from the same advertising agency. Approximately $239,000 and $635,000 of musical talent management revenues for the nine months ended March 31, 1997 and 1996, respectively, were derived from two musical artists. For the three months ended March 31, 1997 and 1996, approximately $116,000 and $152,000 of musical talent management revenues were derived from two musical artists. For the nine months ended March 31, 1997 and 1996, approximately $165,000 and $510,000, respectively, of video production revenues were derived from one and two artists, respectively. For the three months ended March 31, 1997 and 1996 approximately $178,000 and $435,000 of video production revenues were derived from three and four artists, respectively. At March 31, 1997, approximately $37,000 was owed in the aggregate to the Company from these artists and customers.

NOTE 7 -       FINANCIAL DATA BY SUBSIDIARY:

               The following financial data is presented for the Company's subsidiaries:


                                                                        Nine Months ended March 31, 1997
                                                           ----------------------------------------------------------
                                                                               All           Picture         Velocity
                                                               Rave          Access           Vision          Records
                                                           --------------  ------------  --------------   ------------
                   Total revenues                          $    657,451   $    541,937   $    1,653,180    $        -
                   Net income (loss)                       $     25,274   $   (140,728)  $      (59,943)   $  (60,158)

                                                                        Three Months ended March 31, 1997
                                                           ----------------------------------------------------------
                                                                               All           Picture         Velocity
                                                               Rave          Access           Vision          Records
                                                           --------------  ------------  --------------   ------------
                   Total revenues                          $    246,888   $    148,566   $      181,927    $        -
                   Net income (loss)                       $    (45,401)  $   (103,012)  $     (112,502)   $  (60,158)

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 -       FINANCIAL DATA BY SUBSIDIARY (CONTINUED):

                                                                        Nine Months ended March 31, 1996
                                                           ----------------------------------------------------------
                                                                               All           Picture         Velocity
                                                               Rave          Access           Vision          Records
                                                           --------------  ------------  --------------   ------------
                   Total revenues                          $    640,107   $    680,341   $    1,720,374    $        -
                   Net income (loss)                       $     (1,359)  $     87,431   $      109,921    $        -


                                                                        Three Months ended March 31, 1996
                                                           ----------------------------------------------------------
                                                                               All           Picture         Velocity
                                                               Rave          Access           Vision          Records
                                                           --------------  ------------  --------------   ------------
                   Total revenues                          $    250,053   $    166,992   $      574,108    $        -
                   Net income (loss)                       $     22,919   $     13,856   $       79,549    $        -

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

General

The Company currently derives most of its revenues from: the production of original music scores and advertising themes for television, radio, and film; the production of music videos used to promote music artists and music specials and programs for television networks and other video broadcasters; and the management of music artists.

The Company believes the results of operations of its operating subsidiaries will be subject to seasonal variations, which variations may initially offset each other. However, once the Company enters into the recorded music business, the Company's results of operations from period to period may be materially affected by the timing of new record releases and, if such releases are delayed beyond the peak holiday season, the Company's operating results could be materially adversely affected. Additionally, due to the success of particular artists, artists' touring schedules and the timing of music television specials, it is possible that the Company could also experience material fluctuations in revenue from year to year.

During calendar 1997, the Company expects to expand Rave, Picture Vision, and All Access, establish Velocity, and implement its acquisition program which will initially target acquisitions and joint venture arrangements with small complementary businesses in the music and entertainment industry of up to $5,000,000. The Company's failure to expand its business in an efficient manner could have a material adverse effect upon the Company's business, operating results and financial condition.

Forward Looking Statements

Except for the historical information contained herein, this quarterly report on Form 10-QSB may contain forward-looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, risks associated with the Company being a recently consolidated entity, dependence on senior management, risks inherent in the recorded music industry such as the possibility of losses by the record label and popularity of recording artists, the Company's ability to contract with recording artists, the Company's ability to manage growth and the success of the Company's music and entertainment acquisition program. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated January 22, 1997, included as part of the Registration Statement on Form SB-2 (No. 333-13971), in the Section entitled "Risk Factors". The forward-looking statements contained herein represent the Company's judgment as of the date of this release hereof, and the Company cautions readers not to place undue reliance on such statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  Nine Months Ended March 31, 1997 Compared to
                        Nine Months Ended March 31, 1996

Commercial music production revenues increased to $657,451 for the nine months ended March 31, 1997 from $640,107 for the nine months ended March 31, 1996, an increase of $17,344 or 2.7% while commercial music production costs of sales decreased to $257,292 for the nine months ended March 31, 1997 from $303,042 for the nine months ended March 31, 1996, a decrease of $45,750 or 15.1%. The increase in revenues was due to an increase of residual and royalty income. The decrease in costs was primarily due to the fact that royalty and residual income have no cost of sales associated with it. The level of residual and royalty income varies from period to period based upon the number of compositions airing at any one time, the medium on which such compositions are aired and the frequency of such airings. As a result of the foregoing, gross profit as a percentage of commercial music production revenues increased to 60.9% for the nine months ended March 31, 1997 from 52.7% for the nine months ended March 31, 1996.

Video production revenues decreased to $1,653,180 for the nine months ended March 31, 1997 from $1,720,374 for the nine months ended March 31, 1996, a decrease of $67,194 or 3.9%, while video production costs of sales decreased to $1,338,542 for the nine months ended March 31, 1997 from $1,379,876 for the nine months ended March 31, 1996, a decrease of $41,334 or 3%.

Gross profit as a percentage of video production revenues declined slightly to 19% for the nine months ended March 31, 1997 as compared to 19.8% for the nine months ended March 31, 1996. The average gross profit earned on the Company's video productions in each period cannot be predicted and varies from period to period.

Music artist management revenues decreased to $541,937 for the nine months ended March 31, 1997 from $680,341 for the nine months ended March 31, 1996, a decrease of $138,404 or 20.3%. The decrease was primarily attributable to a decrease in the number of concerts performed by two artists. The Company's music artist management operations have no cost of sales associated with it since no products are produced.

The Company's selling, general and administrative expenses increased to $1,920,544 for the nine months ended March 31, 1997 from $1,117,911 for the nine months ended March 31, 1996, an increase of $802,633. The increase is principally attributable to the start-up of Velocity, building an infrastructure to operate and manage a public company and executive compensation.

The Company's income before income taxes decreased to a loss of $633,833 for the nine months ended March 31, 1997 from a profit $239,993 for the nine months ended March 31, 1996, a decrease of $873,826 or 364.1%. The decrease was primarily due to the increase in selling, general and administrative expenses and the decrease in video production and music artist management revenues described above.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                  Three Months Ended March 31, 1997 Compared to
                        Three Months Ended March 31, 1996

Commercial music production revenues decreased to $246,888 for the three months ended March 31, 1997 from $250,053 for the three months ended March 31, 1996, a decrease of $3,165 or 1.3% while commercial music production costs of sales decreased to $117,436 for the three months ended March 31, 1997 from $136,327 for the three months ended March 31, 1996, a decrease of $18,891 or 13.9%. The decrease in revenues was primarily due to the loss of one customer. The decrease in costs was primarily due to the increase in royalty and residual income which has no costs of sales associated with it.

Gross profit as a percentage of commercial music production revenues increased to 52.4% for the three months ended March 31, 1997 from 45.5% for the three months ended March 31, 1996. The increase was primarily attributable to an increase of royalty and residual income received during the three months ended March 31, 1997, which royalty and residual income have no cost of sales associated with it.

Video production revenues decreased to $181,927 for the three months ended March 31, 1997 from $574,108 for the three months ended March 31, 1996, a decrease of $392,181 or 68.3%. Video production revenues were greater in 1996 than in 1997 primarily due to a decrease in the number of videos produced and the contract amounts of the videos.

Cost of sales for video productions decreased to $147,411 for the three months ended March 31, 1997 from $451,577 for the three months ended March 31, 1996, a decrease of $304,166 or 67.4%. The decrease was primarily attributable to the decrease in video production revenues.

Gross profit as a percentage of video production revenues decreased to 19% for the three months ended March 31, 1997 from 21.3% for the three months ended March 31, 1996. The decrease is attributable to lower gross margin on two jobs in 1997 compared with four jobs completed in 1996.

Music artist management revenues decreased to $148,566 for the three months ended March 31, 1997 from $166,992 for the three months ended March 31, 1996, a decrease of $18,426 or 11%. The decrease was attributable to a decrease in the number of concerts performed by two artists and was partially offset by revenues derived from some of the Company's new artists. The Company's music artist management operations have no cost of sales associated with it.

The Company's selling, general and administrative expenses increased to $1,072,808 for the three months ended March 31, 1997 from $257,925 for the three months ended March 31, 1996, an increase of $814,883 or 315.9%. The increase was primarily attributable to the start-up of Velocity, building an infrastructure to operate and manage a public company and executive compensation.

The Company's income before income taxes decreased to a loss of $730,297 for the three months ended March 31, 1997 from a profit before income taxes of $145,324 for the three months ended March 31, 1996, a decrease of $875,621 or 602.5%. The decrease was primarily attributable to the increase in selling, general and administrative expenses and the decrease in video production and music artist management revenues described above.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

During the nine months ended March 31, 1997, the Company had cash provided by operating activities in the amount of $66,191 as compared to $159,282 for the nine months ended March 31, 1996. This decrease was primarily attributable to the decrease in net income, retirement contribution payable, accounts payable and an increase in deferred tax assets partially offset by an increase in deferred revenues and accrued expenses.

During the nine months ended March 31, 1997, the Company used cash for investing activities in the amount of $80,382 as compared to cash used for investing activities of $16,582 for the nine months ended March 31, 1996. The cash was used for the purchase of property and equipment.

During the nine months ended March 31, 1997, the Company had net cash provided by financing activities of $5,687,952 compared to net cash used in financing activities of $57,500 for the nine months ended March 31, 1996. In the 1997 period the Company received net proceeds of approximately $5,588,000 from the issuance of 1,224,333 shares of common stock, 1,146,000 of which were included in the Company's underwritten initial public offering and related over allotment option exercise, 78,333 of which were included in a private placement, and $100,000 from a bank loan by Republic National Bank to one of the Company's subsidiaries. The loan is payable on August 1, 1997 and provides for an interest rate of 1.5% above the bank's prime rate. In 1996, the Company used $57,500 to repay stockholders' loans.

During the next six to twelve months, the Company will be investing approximately $600,000 in expanding its core businesses through increased marketing and promotion efforts. This amount includes increasing the size of the Company's marketing staff and certain equipment and computer purchases. In addition, the Company intends to consolidate its New York operations in a new facility, before the end of the fiscal year. The Company is currently negotiating a ten year lease for approximately 16,500 square feet at a rental of approximately $18,000 per month. Such relocation will include the construction of recording studios. The ultimate costs of this relocation and construction are not currently known. The Company has begun to expend funds for the establishment of Velocity. It is contemplated that the expenditures required for the development of Velocity and its anticipated releases can be met from the funds allocated for this purpose in the initial public offering.

The Company believes that cash generated from the proceeds of the initial public offering and cash from operations will be sufficient to meet the Company's operating capital requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing before the end of such 12 month period or thereafter. A significant factor which will affect the Company's need for additional financing is the Company's acquisition program. The establishment of additional record labels or other business in the future could also require the Company to obtain additional capital. If the Company were required to obtain additional capital in the future, there can be no assurance that sources of capital would be available or terms acceptable or favorable to the Company, or at all.

Inflation

The impact of inflation on the Company's operating results has been insignificant in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had a material impact on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                10.1 Employment Agreement Amendment, dated as of May 7, 1997

                27 - Financial Data Schedule

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PARADISE MUSIC & ENTERTAINMENT, INC.


                                           By:
                                              ----------------------------------
                                                John Loeffler, President and
                                                Principal Financial Officer


Date: May 12, 1997