Form 10KSB
period 1997-06-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 1997-09-26
CIK 1024464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                June 30, 1997
                          ------------------------------------------------------

Commission file number                     1-12635
                       ---------------------------------------------------------

                      PARADISE MUSIC & ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                              13-3906452
--------------------------------------------        ----------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 53 West 23rd Street, New York, New York                         10010
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

(Issuer's telephone number)    (212) 957-4340
                           -----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------

Common Stock, par value $0.01 per share         Nasdaq SmallCap Market
                                                Boston Stock Exchange
Redeemable Common Stock Purchase Warrants       Nasdaq SmallCap Market
                                                Boston Stock Exchange

Securities registered under Section 12(g) of the Act:

                                      None

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this form 10-KSB.      [ ]

The Issuer's revenues for the year ended June 30, 1997 were $5,568,286.

As of September 15, 1997, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and ask price of such common equity was $4,929,968.

As of September 15, 1997, there were 2,228,333 shares of the registrant's common stock outstanding.

Documents incorporated by reference:

      Quarterly report on Form 10-QSB for the quarter ended December 31, 1996

Transitional Small Business Disclosure Format (check one)

            Yes |_|              No |X|

PART I

ITEM 1.                     DESCRIPTION OF BUSINESS

General

The Company is engaged in various aspects of the music and entertainment business. The Company's current businesses include: production of original scores and advertising themes for television, radio and film; production of music videos and specials for television; music artist management; and a record label. Operations are conducted through four wholly-owned subsidiaries: John Leffler Music Inc. d/b/a Rave Music and Entertainment ("Rave"), Picture Vision, Inc. ("Picture Vision"), All Access Entertainment Management Group, Inc. ("All Access") and Push Records, Inc. ("Push"). Through its subsidiaries, the Company provides a range of services which management believes, are not provided by other independent music companies. This combination of services is believed to provide certain competitive advantages including the ability to offer lower costs and greater convenience to customers.

The Company's strategy is to continue to expand its existing businesses and acquire or develop complementary businesses, thereby extending the range of its products and services as well as the size and profitability of its businesses.

The Music Industry

The production of original scores and advertising themes for television, radio and film; the production of music videos and specials for television and music artist management are generally carried out by individuals or small privately held companies. Usually, individuals or small companies engage in only one of the foregoing businesses.

The record business, however, is dominated by divisions of six multi-billion dollar international companies; Warner Bros., PolyGram, Sony, BMG, MCA/Universal and Thorn EMI. These companies also have their own publishing divisions and distribution systems. The remainder of the record business is comprised of numerous small record companies, smaller distribution companies and smaller publishing companies. The companies are called independents simply to differentiate them from the six major companies. The Company believes that its lower overhead structure provides the record label and its artists an opportunity to share greater economic benefits than its competitors.

Most independent music companies specialize in only one aspect of the music industry (such as niche- oriented record labels, jingles, video production, artist management, concert promotion and genre- oriented publishing or distribution). The Company believes that there is a significant opportunity for consolidation among the smaller music companies who are increasingly recognizing the need to adopt new strategies and form strategic alliances in order to stay competitive.

Current Business

      Commercial Music

      The Company's commercial music production business is conducted through Rave, a company founded in 1986 by John Loeffler, the President of the Company. Rave creates original scores and advertising themes for television, radio, and film. This business involves creating original music, hiring musicians, recording music in its in-house studios and submitting final, ready to use, compositions.

      The Company typically works with advertising agencies to help create the soundtracks for commercials. Once the Company has been solicited for its services it reviews the information provided by its client and produces a rough version of the proposed production ("demo"). The fees for producing a "demo" range from $750 to $2,000. The experience of the Company is that it is hired to produce finished soundtracks based on the demo less than 15% of the time.

      The Company utilizes the services of musicians, singers and engineers who are independent contractors to work with the composer to produce the final soundtrack in the Company's recording studios. The fee for a final soundtrack ranges from $5,000 to $15,000. Creative/arranging fees and the fees of the musicians, singers, engineers and studio expenses are paid by the client. The Company retains its intellectual property rights in its musical compositions. Royalty and residual distributions are paid by Broadcast Music, Inc. ("BMI") or ASCAP to the Company, the composer and the performers for the various uses of the actual compositions. These residual fees can exceed the creative fees.

      The Company has six recording studios at its New York headquarters. The Company currently owns the equipment contained in one 24 track analog recording studio and one digital mini recording studio. The Company's four other recording studios contain digital mini recording equipment owned by independent contractors who work for the Company. The Company has an oral understanding with such independent contractors for the free use of this equipment when it is not in use.

      The Company believes that its commercial music business has begun to derive benefits from the availability of resources of the Company's other businesses. Through its relationships with various music artists, the music artist management business has provided the commercial music business with either well-known artists or artists whose style or sound would be ideal for a particular commercial soundtrack. There can be no assurance that such efficiencies will continue to be achieved.

      Video Production

      The Company's music video and television special production business is conducted through Picture Vision, a company founded in 1984 by Jon Small, an Executive Vice President of the Company. The Company produces music videos, used to promote music artists, as well as music specials and programs for television networks and other video broadcasters. In connection with this business, the Company, utilizing both in-house capabilities and independent contractors, directs, produces, story-writes, art directs, scouts locations, produces special effects, edits, contracts, and manages the production.

      Once the Company is solicited by a music company and asked to produce a music video, it will receive a copy of the recording and develop a concept for the video, which is referred to as the "treatment" or the "script". If the concept is approved, the Company will submit a budget proposal to its client. If the budget is approved, the production process is commenced. The Company has a very limited time from concept to budget approval and, therefore, must be very accurate in its budgeting. The Company gets paid the lump sum budget amount and retains as profit all amounts not used for production costs and expenses. The profit for any given job will increase if it is directed and produced by one of the Company's in-house directors or producers. This is not always possible as a client may wish to use their own director or producer or the Company may be producing more jobs than its in-house personnel can accommodate. The Company does not retain any of the intellectual property rights in its videos.

      Once production begins, the Company hires the crew, which includes the actors, the lighting designer, the art director, the wardrobe person and the hair and make-up artist. The Company also finds the locations for the videos, rents the appropriate equipment for the production, builds the required sets, obtains insurance, arranges for meals and produces a shooting schedule. The video is typically shot in one to five days and a rough copy is then sent to the appropriate individuals for review. If any editorial changes are requested, such changes are made and then the final high quality video is delivered. This entire process typically takes between one and three weeks.

      The Company also produces music video television specials, and has also produced a limited number of television commercials, the production of which is similar in many ways to music video production.

      The Company believes that its video production business has begun to derive benefits from the Company's other businesses. Producing television commercials involves similar resources and skills to producing music videos. Through its relationships with various people in the advertising industry, the commercial music business can create opportunities in commercials for the video production component of the Company. There can be no assurance that such efficiencies will continue to be achieved.

      Music Artist Management

      The Company's music artist management services are provided by All Access, a company founded in 1994 by Brian Doyle and Richard Flynn, each an Executive Vice President of the Company. In the music industry, artist management means working with an artist in every facet of his or her career. For developing artists, the Company provides assistance in the following ways: building a support team for the artists (including an attorney, an accountant/business manager and booking agent); securing appropriate recording and publishing contracts; promoting sales of records; and developing touring opportunities. For established artists, the Company provides strategic planning to help maintain and advance the artists' careers in areas including touring, recording and record sales; publishing and ancillary uses of the artists music (such as motion picture sound tracks). The Company specializes in developing and implementing strategic plans for its artists that include personalized marketing and promotion strategies with continuous monitoring and follow through to hopefully ensure the success of each phase of the plan. Additionally, the Company acts as a liaison between its clients and all of their other advisors and also offers a full range of administrative support with respect to every aspect of its clients careers.

      The Company has a variety of sources for new artists. The Company receives numerous referrals from within the industry due to its reputation in the music artist management business. Recorded music companies prefer to work with "known entities" and will recommend management companies to newly acquired artists who are unrepresented. Music industry attorneys, who often work with unsigned artists in the expectation that they may eventually get signed and have a career, are also a source of referrals. Likewise business managers, accountants, producers and occasionally publishing companies serve as sources of referrals. In addition, the Company's representatives spend a good deal of time in small clubs and local music venues listening to new music and following up industry leads. The Company receives approximately five to ten "demo" tapes a month through referrals and directly from artists in search of management. Various members of the staff will listen to these tapes searching for the "better" talent. Only when the Company identifies what is believes to be an exciting prospect will the Company consider pursuing that artist. The Company generally will hear an artist four or five times in live performances before deciding to sign such artist. The Company's philosophy is to develop a relationship with artists before actually signing them. This relationship building process can take up to six months before it is mutually agreed that the artist is ready for management. The artist must demonstrate a willingness to listen to management, to take advice and direction, and to pursue his or her career diligently.

      The leading commercially successful artists typically have an exclusive arrangement with a management company. A few management companies have under contract a large number of artists (more than 10). The majority of management companies have a relatively small number of artists under contract (less than 10). The balance of the industry consists of a number of very small companies that principally represent a number of unsigned artists. To maximize client service and minimize overhead, it is the intention of the Company to maintain a roster of eight to ten artists (with three or four established artists and four or five developing artists). In addition, as the Company builds relationships with new artists, the Company may be working with up to six additional unsigned artists that are not generating income.

      The Company currently manages the careers of seven music artists and/or music groups. For providing its services, the Company is paid commissions typically ranging from 15% to 20% of the entertainment related gross earnings (less certain minimal standard industry costs) of its clients. The Company's policy, in accordance with industry practice, is to pay up to 5% of commissions received to certain non-executive employees who either identify, develop and/or manage such artists. With respect to music artist management, the Company's most well known artists are Hall and Oates and Daryl Hall. The Company also represents Thin Lizard Dawn, Screaming Headless Torsos, Coward, Luxx, and Fat. In accordance with industry practice, the Company typically does not enter into written management contracts with the artists it represents. However, the Company does adhere to agreed upon fee structures with its artists and in the future will try to enter into written agreements with certain of its artists to the extent practicable.

      The Company believes that its music artist management business has begun to derive benefits from the Company's other businesses. Existing clients of the Company's music artist management business may find the television commercial opportunities provided by the Company's commercial music division to be attractive. Additionally, with music videos becoming such an important promotional tool for artists, being able to provide music video production services gives the music artist management business an advantage in soliciting potential clients. There can be no assurance that such efficiencies will continue to be achieved.

Independent Record Label

      General

      In February 1997, the Company incorporated its record label Push to operate in the recorded music industry as a contemporary label featuring alternative and adult contemporary artists. Push is under the direction of Brian Doyle and Richard Flynn and will, to the extent practicable, utilize the in-house recording studios and video production services of the Company. Until it can support a higher level of overhead, Push will, to the extent practicable, use the existing resources of the Company, particularly those employed in its artist management services business.

      Currently Push has entered into agreements with Daryl Hall and John Oates, who have recorded "Marigold Sky", which is scheduled to be released in late September 1997, and Luxx, who have recorded their first album titled "Luxx" which is schedule to be released in the third quarter of fiscal 1998. Push has entered into a North American manufacturing and distribution agreement with BMG Music d/b/a BMG Entertainment ("BMG").

      Production

      Average music production costs for the Company's releases have been and are expected to continue to be below what the Company believes to be the industry average. The Company believes that the savings result from the willingness of its artists to forgo the substantial advances and other benefits paid to the top recording artists by the major music companies. In addition, savings will result from utilizing, to the extent possible, its integrated facilities and services by its artists. It is also important to note that most independent music companies do not have the facilities and services which the Company currently owns and can provide. Consequently, the Company believes that it will experience a cost advantage over other small independent music companies. The Company also tries to keep production costs low by utilizing producers and musicians with whom the Company has a relationship.

      The Company's average accompanying video production costs (when applicable) will be budgeted below the industry average for a high quality video. This will be possible because, to the extent practicable, videos will be produced by the Company's video production division.

      As an artist gains recognition, it is common practice to allocate larger production budgets to their subsequent releases. The Company will follow this strategy on a selective basis.

      Manufacturing and Distribution

      Typical distribution for an independent recorded music company is through independent distributors. The major recorded music company-owned companies offer national distribution, consistent market visibility, accounts receivable and collection administration. Independent distributors offer similar services, but normally on a much smaller scale.

      In August 1997, Push entered into a three year agreement with BMG (a major recorded music company-owned branch system) to provide distribution and manufacturing services within the United States, its territories and possessions and Puerto Rico for all sound recordings derived from masters owned or controlled by Push.

      Push is presently negotiating worldwide distribution agreements in connection with Daryl Hall & John Oates album "Marigold Sky" and all future record releases if management believes that one or more of its albums can be sold profitably in foreign markets or that such distribution strategically positions the Company for future sales.

      Promotion

      The traditional and most effective means of promoting recorded music is by radio air play. Obtaining radio air play for a new release is an extremely competitive process. The trend by radio stations to focus more on particular music formats has made it easier for independent producers to target those stations most likely to air a specific recording. Independent radio promoters are often hired to gain air play and, in certain markets, they are quite effective in gaining air play for a release. Public and college radio stations are useful venues for lesser known artists. Music videos are also a vital means of promoting artists and records.

      Songs that are aired on a major radio station are chosen by the program director, often in conjunction with a format consultant. Once a recording is aired, the amount of repeat play it receives depends upon listener requests and feedback, as well as actual sales data. Since listener response and sales depend in large measure on how often a release is aired, building a commercial hit depends on an ongoing cycle of air play and sales. Nurturing this cycle requires constant marketing attention and careful coordination with advertising, concert schedules and other promotional activities. Other promotional tools include print advertising, retail promotions, concert tours and appearances on television talk shows. Additionally, getting music video airplay on MTV or VH-1 or other video stations or programs, or on their niche oriented programs, is also essential to the success of a recording music artist and their records.

      The key to finding an audience for new artists is to properly coordinate all these promotional activities to maximize awareness and exposure. The Company has and will continue to, where possible, use its in-house expertise to direct or assist with the promotional activities with respect to its artists. By coordinating or providing assistance with these activities, to the extent practicable, in-house costs will be further kept under control.

      Relationship with Artists

      The Company's plan is to sign and develop new or emerging music artists and, to the extent practicable, sign established artists. The Company will continue to recruit new and emerging artists and to enter into exclusive, long-term recording contracts (expected to cover an initial album, with options to record three to five additional albums, at the Company's discretion). The Company will concentrate its resources on a small number of artists, developing a tailored marketing and promotion plan for each. There can be no assurance that the Company will be able to attract new and emerging music talent or established artists, or, if the Company is able to attract such talent, that the Company will be able to develop that talent successfully or in such manner so as to produce significant sales.

      If the Company develops commercially successful music artists, there can be no assurance that the Company will be able to maintain its relationships with such artists even if it has entered into exclusive recording contracts with them. Furthermore, performing artists occasionally request releases from their exclusive recording agreements. Among the reasons that may cause an artist to engage in so-called
      "label jumping" are expectations of greater income and advances or promotional support by a competing label. There can be no assurance that any given artist developed by the Company will not determine to request a release from his or her agreement with the Company. Because of the highly personal and creative nature of the artist's contractual obligations to the Company, it is not feasible to force an unwilling artist to perform the terms of his or her contract with the Company. If the Company does release a "label jumping" artist from his or her contract, it may be able to obtain an "override royalty" as consideration for the release. Override royalties are customarily paid by the released artist's new recording company and are based on a percentage of the suggested retail selling price or wholesale price (depending on the particular label in question), subject to certain deductions. Such royalties are payable with respect to a negotiated number of the artist's albums after release from his or her existing contract.

      The Company will seek to contract with its artists on an exclusive basis for the marketing of their recordings in return for a percentage royalty on the retail selling price of the recording. The Company will generally seek to obtain rights on a worldwide basis. A typical contract for an artist may provide for a number of albums to be delivered, with advances against royalties being paid upon delivery of each album, although advances are often made prior to recording. The Company will generally have an option to take each album that the artist is contracted to deliver, exercisable within an agreed period of time, usually a few months following delivery of the previous album. Normally, if an option is not exercised, the artist has no obligation to deliver additional albums. Provisions in contracts with established artists vary considerably and may, for example, require the Company to release a fixed number of albums and/or contain an option exercisable by the Company covering more than one album. The Company will seek to obtain rights to exploit product delivered by the artists for the life of the product's copyright. Under the contracts, advances are normally recoupable against royalties payable to the artist. The Company will seek to recoup a portion of certain marketing and tour support costs, if any, against artist royalties.

      Contracts either provide for the artists to deliver completed recordings or for the Company to undertake the recording with the artist. If the recording costs are advanced by the Company, they are added to the advances paid to the artist and recouped against royalties payable to the artist. The Company's staff is involved in selecting producers, recording studios, any additional musicians needed and songs to be recorded, as well as supervising the output of recording sessions, although for experienced artists, such involvement may be less. The Company will produce music videos of single songs for promotional purposes (clips) and longer music programs (for example, concert programs). Income from music videos is derived from the sale of video cassettes and from the publishing of music included in such videos.

      Acquisition Program

      The music and entertainment industry includes six major companies in the area of recorded music and thousands of smaller independent music entities in the area of recorded music and the broader music business. The Company believes that many owners of independent music entities do not enjoy certain benefits which the Company intends to offer. These benefits include the ability to provide a broader range of services to their clients and greater liquidity and potential for capital enhancement through ownership of a publicly trade entity. Other benefits that the Company believes it can provide acquired entities are access to capital, management expertise and a broad range of industry contacts.

      The Company's acquisition program will concentrate on small complementary music driven businesses in the music and entertainment industry. The Company believes that it can implement its acquisition strategy based on the following:

            Size. Initially, the Company will focus on transactions of up to $5 million in cost. The Company believes that there are acquisition opportunities in this price range and that targets of this size often get overlooked because smaller music companies generally do not have sufficient capital or the requisite expertise to engage in such transactions while larger companies typically focus on larger transactions. If the assets of the Company increase, it may review acquisitions in excess of $5 million. However, the significant portion of its acquisitions are still expected to be $5 million or below.

            Type. The Company will focus its acquisition activities on small complementary music driven businesses such as independent record labels and small independent entities in the music and entertainment industry which operate in, among other areas, the areas of video production, commercial music, music artist management, marketing, publishing, and music oriented television production. The Company will focus on what the Company believes are established companies with a financial performance history.

            Efficiency. Targeting acquisitions in areas as to which the Company's existing management has expertise will allow the Company to attempt to achieve efficiencies by hopefully permitting the Company to merge much of the overhead of acquired companies into the Company's existing infrastructure, thereby hopefully reducing costs.

            Momentum. The Company will focus on acquiring companies which are complementary to the Company's current businesses and which can hopefully be integrated into the Company's current operations. This is intended to enable the Company to strengthen its current businesses while expanding into new areas of the music industry. If the Company continues to strengthen its core businesses and expand into other aspects of the music industry, the Company believes it will become easier for the Company to acquire the pieces which it needs to hopefully develop and grow according to its strategy.

            Consideration. The Company intends to pursue its acquisition program by acquiring companies with common stock, cash, debt instruments or a combination thereof.

            Complexity. Due to the Complexity involved in acquiring and integrating additional entities and their assets, many smaller entities with whom the Company competes do not have the expertise or desire to compete for such acquisitions.

      There can be no assurance that the acquisition program will be successful, that companies acquired by the Company will be profitable or that the Company will grow into a profitable mid-sized independent music and entertainment company.

Copyrights

      The Company's record business, like that of other companies involved in recorded music, will primarily rest on ownership or control and exploitation of musical works and sound recordings. The Company's music products, including its commercial music, are and will be protected under applicable domestic and international copyright laws.

      Although circumstances vary from case to case, rights and royalties relating to a particular recording typically operate as follows: When a recording is made, copyright in that recording vests either in the recording artist (and is licensed to the recording company) or in the record company itself, depending on the terms of the agreement between them. Similarly, when a musical composition is written, copyright in the composition vest either in the writer (and is licensed to a music publishing company) or in a publishing company. A public performance of a record will result in money being paid to the writer and publisher. The rights to reproduce songs on soundcarriers are obtained by record companies or publishers from the writer. The manufacture and sale of a soundcarrier results in mechanical royalties being payable by the record company to the performer at industry agreed or statutory rates for the use of the composition and by the record company to the recording artists for the use of the recording. The Company operates in an industry in which revenues are adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as "piracy", and by home taping for personal use.

      Potential publishing revenues may be derived from the Company's ownership interest in musical compositions, written in whole or in part by the Company's artists. Management anticipates securing a partial ownership position in the copyright to any compositions written by its recording artists, where such rights are available and have not been previously sold or assigned. Generally, revenues from publishing are generated in the form of: (1) mechanical royalties, paid by the record company to the publisher for the mechanical duplication of the copyright to a particular composition (as distinct from the copying of the artist's performance of that composition); (2) performance royalties collected and paid by performing rights entities such as ASCAP and BMI for the actual public performance of the composition as represented by radio airplay, Musak, or as a theme or single broadcast in synchronization with a visual image via television; (3) sub-publishing revenues derived from copyright earnings in foreign territories, and publishers in those territories acting as designated collection agents for the Company; and (4) licensing fees derived from printed sheet music, uses in synchronization with images as a video or film scores, computer games and other software applications, and any other use involving the composition.

      The Company may be engaged, with respect to its recorded music business, in licensing activities involving both the acquisition of rights to certain master recordings and compositions for its own projects and the granting of rights to third parties in the master recordings and compositions it owns. There can be no assurance that the Company will be able to obtain licenses from third parties on terms satisfactory to the Company or at all.

Competition

      The Company currently competes with numerous other businesses and individuals who produce original music scores and advertising themes for television, radio and film, produce music videos and specials for television and provide music artist management. Currently, the production of original scores and advertising themes for television, radio and film, the production of music videos and video specials for television, and music artist management are carried out by individuals or small privately held niche companies. Generally, each such individual or small company engages in only one of these businesses. Many of these businesses and individuals including Crushing Enterprises, Elias Associates and JSM Music, Inc., with respect to commercial music, The End, Propaganda and DNA, with respect to video production and Gold Mountain Entertainment, Left Bank Management and H.K. Management, with respect to artist management, have greater financial resources, and in many instances longer operating histories, than the Company.

      Push, the Company's record label, faces intense competition for discretionary consumer spending from numerous other record companies and other forms of entertainment offered by film companies, video companies and others. Push competes directly with other recorded music companies, including the six major recorded music companies, which distribute contemporary music, as well as with other record companies for signing artists and acquiring music catalogs. Many of these competitors have significantly longer operating histories, greater financial resources and larger music catalogs than the Company. The Company's ability to compete successfully in the recorded music business will be largely dependent upon its ability to sign and retain successful artists and to introduce music products which are accepted by consumers.

      The Company does not believe that there are currently any independent music companies which offer the range of services which are provided by the Company.

Organization

      The Company was incorporated in the State of Delaware on July 18, 1996 and is located at 53 West 23rd Street, New York, New York, 10010 and its telephone number is 212-957-4340.

Employees/Independent Contractors

      As of September 15, 1997, the Company had 25 employees, 21 of whom were located at the Company's New York offices and 4 were located in Nashville, Tennessee. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppage and considers relations with its employees to be good.

      As is customary in the music business, the Company also utilizes the services of artists, performers, composers, producers, engineers, roadies, booking agents and others who are independent contractors. These independent contractors hire out their services on an as needed basis and receive a set fee for the services. The services performed by these independent contractors are not needed on a full time basis. As a result, services of independent contractors are less expensive than having full time employees perform these services.

ITEM 2.                    DESCRIPTION OF PROPERTY

The Company leased office space at three locations as of June 30, 1997. Its headquarters and commercial music recording studios were located at 420 West 45th Street in New York City where it subleased approximately 9,000 square feet, pursuant to a sublease that expired in May 1997. The space is currently on a month to month lease. The Company's music video production business leases 2,050 square feet of office space at 209 10th Avenue South in Nashville, Tennessee which lease expires in August 2000. The Company's artist management business and the record label leases space at 425 Madison Avenue in New York City, which expired in February 1997. This property is currently on a month to month lease. In July, the Company entered into a new ten year lease agreement commencing on August 1, 1997 at 53 West 23rd Street in New York City. The new space which will consolidate its New York operations will contain executive offices and recording studios. The Company is temporarily located on the 7th floor at 53 West 23rd Street, pursuant to a month to month lease and will move to the 11th floor when construction is completed with the minimum monthly rental approximating $22,000. The ultimate costs of the construction are currently estimated to approximate $900,000. All the properties leased by the Company are, in management's opinion, in good condition.

ITEM 3.                        LEGAL PROCEEDINGS

None

ITEM 4.               MATTERS SUBMITTED TO SHAREHOLDER VOTE

None

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's common stock commenced trading on the Nasdaq SmallCap Market and the Boston Stock Exchange on January 22, 1997. The high and low bid prices of the Company's common stock for each quarter since its initial public offering are as follows:

Nasdaq SmallCap Market

            Start          End
            Date           Date             High             Low
            ----           ----             ----             ---
            1/22/97        3/31/97          $7               $5-3/8
            4/01/97        6/30/97          $5-7/8           $3-1/2

Boston Stock Exchange

            Start          End
            Date           Date             High             Low
            ----           ----             ----             ---
            1/22/97        3/31/97          $7               $5
            4/01/97        6/30/97          $6               $3

The approximate number of holders of record of the common stock was 40 as of September 15, 1997. The Company believes that there are in excess of 300 beneficial owners of common stock whose shares are held in street name.

The Company has never paid a dividend on its common stock. The Company anticipates that future earnings, if any, will be retained for use in its business or for other corporate purposes, and it is not anticipated that cash dividends in respect of the common stock will be paid.

Recent Sales of Unregistered Securities

During the period covered by this Report, except as previously included in a quarterly report on Form 10-QSB for the quarter ended December 31, 1996, the Company did not sell any securities without registration under the Securities Act of 1933, as amended.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for the historical information contained herein, this annual report on Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, risks associated with the Company being a recently consolidated entity, dependence on senior management, risks inherent in the recorded music industry such as the possibility of losses by the record label and popularity of recording artists, the Company's ability to contract with recording artists, the Company's ability to manage growth and the success of the Company's acquisition program. The forward-looking statements contained herein represent the Company's judgment as of the date of this release hereof, and the Company cautions readers not to place undue reliance on such statements.

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

During the fiscal year 1998, the Company expects to expand its four wholly-owned subsidiaries (Rave, Picture Vision, All Access, and Push), and implement its acquisition program which will initially target acquisitions and joint venture arrangements with small complementary businesses in the music and entertainment industry of up to $5,000,000. The Company's failure to expand its business in an efficient manner could have a material adverse effect upon the Company's business, operating results and financial condition.

Results of Operations

Commercial music production revenues increased to $894,362 for the fiscal year ended June 30, 1997 from $820,835 for the fiscal year ended June 30, 1996, an increase of $73,527 or 9.0% while commercial music production cost of sales increased to $365,434 for the fiscal year ended June 30, 1997 from $343,716 for the fiscal year ended June 30, 1996, an increase of $21,718 or 6.3%. The increase in revenues was primarily due to an increase of residual and royalty income.

Gross profit as a percentage of commercial music production revenues increased to 59.1% for the fiscal year ended June 30, 1997 from 58.1% for the fiscal year ended June 30, 1996. The increase was attributable to an increase in residual and royalty income which has no cost of sales associated with it. The level of residual and royalty income varies from year to year based upon the number of compositions airing at any one time, the medium on which such compositions are aired and the frequency of such airings.

Video production revenues increased to $3,839,472 for the fiscal year ended June 30, 1997 from $2,090,388 for the fiscal year ended June 30, 1996, an increase of $1,749,084 or 83.7%. The increase in production revenues is due to the completion of the production of a music special, which generated approximately $1,870,000 of revenues.

Cost of sales for video productions increased to $2,976,949 for the fiscal year ended June 30, 1997 from $1,596,091 for the fiscal year ended June 30, 1996, an increase of $1,380,858 or 86.5%. The increase was attributable to the production of the music special.

Gross profit as a percentage of video production revenues decreased to 22.5% for the fiscal year ended June 30, 1997 from 23.7% for the fiscal year ended June 30, 1996. The decrease was primarily attributable to the Company earning a lower gross profit on the music special described above.

Music artist management revenues increased to $834,452 for the fiscal year ended June 30, 1997 from $726,969 for the fiscal year ended June 30, 1996, an increase of $107,483 or 14.8%. The increase is primarily attributable to the signing of two record deals for two of its artists and increased touring by Hall and Oates.

Cost of sales for the record label, which was $104,622 for the year ended June 30, 1997 resulted from the costs associated with the production of Luxx's record. Push commenced operations in February 1997 and, accordingly, there was no cost of sales for the fiscal year ended June 30, 1996.

The Company's marketing, selling, general and administrative expenses increased to $3,199,901 for the fiscal year ended June 30, 1997 from $1,610,097 for the fiscal year ended June 30, 1996, an increase of $1,589,804 or 98.7%. The increase is primarily attributable to the start-up of Push, building an infrastructure to operate and manage a public company, and executive compensation.

Interest income, which was $94,100 for the fiscal year ended June 30, 1997, resulted from interest earned on the proceeds of the Company's initial public offering. These proceeds were invested in a highly liquid investment fund. The Company did not have interest income for the year ended June 30, 1996.

The Company's income (loss) before taxes decreased to a loss of $984,520 for the year ended June 30, 1997 from a profit of $88,288 for the year ended June 30, 1996. The loss for the year ended June 30, 1997 was primarily due to increases in marketing, selling, general and administrative expenses.

Liquidity and Capital Resources

During the year ended June 30, 1997, the Company funded its operating loss and expansion of activities primarily through the issuance of equity securities.

In October 1996, the Company received approximately $210,000 after deducting fees and expenses from the private sale of 78,333 shares of common stock. The funds were used for working capital.

In December 1996, one of the Company's subsidiaries borrowed $100,000 from a bank. The loan bore interest at 1.5% above the bank's prime rate, was personally guaranteed by two officers of the Company and was collateralized by all of the assets of such subsidiary and a cross corporate guarantee by the Company. The loan was repaid in June 1997.

In January 1997, the Company completed its initial public offering. Through the offering, the Company sold 1,000,000 units consisting of 1,000,000 shares of common stock and 1,000,000 warrants. For each two warrants owned, the holder was entitled to purchase one share of common stock through January 21, 2001 at $7.20. In February 1997, an additional 146,000 units were sold upon the exercise of the underwriter's over allotment option. The aggregate net proceeds were approximately $5,330,000, after underwriter's commissions and offering expenses of approximately $1,546,000. Out of the net proceeds, $300,000 was allocated for expansion of the Company's core businesses, the three original subsidiaries of the Company. An additional $600,000 was used for the establishment and development of the Company's recorded music business, Push. The remaining funds from the offering are to be used to expand the Company's original subsidiaries, development of the recorded music business, construction and relocation of the Company's new offices and recording studios, and the Company's acquisition program.

During the fiscal year ended June 30, 1997, the Company used cash for operating activities of approximately $443,000 compared to cash generated from operations for the fiscal year ended June 30, 1996 of approximately $64,000. Cash used for the fiscal year June 30, 1997 resulted from the Company's net loss of approximately $993,000, increase of prepaid production costs of approximately $218,000, increase of prepaid record master costs of approximately $350,000 offset by an increase of deferred revenues of approximately $451,000, increase of accrued payroll and related expenses of approximately $375,000 and an increase of accrued expenses and other current liabilities of approximately $230,000.

The Company used cash for investing activities of approximately $112,000 and $25,000 for the fiscal years ended June 30, 1997 and 1996, respectively. The cash was primarily used for the purchase of property and equipment.

During the fiscal year ended June 30, 1997, the Company generated cash from financing activities of approximately $5,559,000 compared to cash used from financing activities for the fiscal year ended June 30, 1996 of approximately $62,000, which was primarily used for the repayment of officer loans. During the fiscal year ended June 30, 1997, the Company received net proceeds from the sales of common stock of approximately $5,559,000.

During the next year, the Company will be investing $100,000 in expanding its core businesses for each of the Company's original subsidiaries for a total of $300,000. In addition, the Company has entered into a new lease effective August 1, 1997 to consolidate its New York operations. Such relocation will include the construction of recording studios. The ultimate costs of this relocation and construction are currently estimated to approximate $900,000.

The Company believes that cash generated from the proceeds of the initial public offering and cash from operations will be sufficient to meet the Company's operating capital requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing before the end of such 12 month period or thereafter. A significant factor which will affect the Company's need for additional financing is the Company's acquisition program and the continued support of Push. If the Company were required to obtain additional capital in the future, there can be no assurance that sources of capital would be available on terms acceptable to the Company, if at all.

Inflation

There was no significant impact on the Company's operations as a result of inflation during the current year or prior year.

Effect of Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share. Management does not believe SFAS No. 128 will have a material impact upon historical consolidated net loss per share of common stock as reported.

ITEM 7.                       FINANCIAL STATEMENTS

See index to the Company's financial statements attached hereto.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's directors and executive officers are as follows:

Name                   Age                Position with the Company
----                   ---                -------------------------
John Loeffler          46       President, Chief Executive Officer and Chairman
                                 of the Board
Jon Small              50       Executive Vice President and Director
Brian Doyle            41       Executive Vice President and Director
Richard Flynn          40       Executive Vice President, Treasurer, Secretary
                                 and Director
Robert Klein           44       Vice President Corporate Relations and Director
Paul Thomas Cohen      45       Director
Thomas J. Edelman      46       Director

Mr. John Loeffler has been President, Chief Executive Officer and Chairman of the Board of the Company since its inception in 1996. From 1986 to September 1996, Mr. Loeffler was the Chief Executive Officer and sole stockholder of Rave. From 1986 to 1995, Mr. Loeffler was the President of Rave. Rave's roster of staff composers and producers regularly produced four to five commercial soundtracks per week. Rave's clients include: Downy Fabric Softner, Hertz and Coca Cola. Mr. Loeffler was awarded by ASCAP as one of television's "Most Performed" composers in 1988 and 1989 for his title themes of the television shows "Kate & Allie", "Another World", and NBC's "Friday Nite Videos". He also composed the theme for New York City's Channel 4 NBC Evening News, and recently completed the themes for the new syndicated TV show, "WMAC Masters", ESPN's "Survival of the Fittest", Robin Leach's "Home Videos of the Stars", the New York Marathon and ESPN's "US Open", as well as two NBC Summer Olympic '96 Specials. Prior to 1986, Mr. Loeffler was a composer and producer at Sherman and Cahan, a commercial music production company in New York City. Since 1979, he has also been a consulting music director to Grey Advertising. Mr. Loeffler graduated from Williams College, cum laude, in 1973.

Mr. Jon Small has been an Executive Vice President and a director of the Company since its inception in 1996. Since September 1996, Mr. Small has been the Chief Executive Officer of Picture Vision. From 1984 to September 1996, Mr. Small had been President and the sole stockholder of Picture Vision. Picture Vision has produced, executively-produced and or directed over 300 video musical productions of such performers as Garth Brooks, Whitney Houston, Madonna, Anita Baker, Ray Charles, Van Morrison, Rod Stewart, Reba McEntire, Billy Joel and Sting. Previously, as a musician/performer, Mr. Small toured, or recorded with The Kinks, The Doobie Brothers, and Billy Joel. While at Picture Vision, Mr. Small produced and or directed specials for Disney and HBO and has received several Grammy nominations. While at Picture Vision, Mr. Small also produced and directed specials and long form programs including NBC's 1994 Thanksgiving Special "Reba! Live in concert", the Disney special Billy Joel's "Live from Long Island", Anita Baker's "One Night of Rapture", Hall & Oates' "Live from the Apollo Theater", Donald Fagen's "New York Rock and Soul Revue", Garth Brooks' "Live from Central Park", and several shows for the ABC Network's series "Live in Concert". While at Picture Vision, Mr. Small has won ACE and Monitor awards for Best Television Music Specials and has received two Grammy nominations for his work with Billy Joel. He received Country Music awards for Best Video of the Year, awards for Cable Excellence (ACE), and Monitor Awards. He has been awarded gold Medals by the International Film & TV Festival. In addition, the Academy of Country Music set a precedent by choosing two of Mr. Small's videos out of the final five in the "Videos of the Year" category.

Mr. Brian Doyle has been an Executive Vice President and a director of the Company since its inception in 1996. Since 1996, Mr. Doyle has been the Chief Executive Officer of All Access and, since February 1997, has been the Chief Executive Officer of Push Records. He founded All Access in 1994 and has been the President and co-owner of All Access since its inception. He currently manages Daryl Hall and John Oates, and others. From 1991 to 1994, Mr. Doyle served as CEO/President of Horizon Entertainment and Management Group, Inc. ("Horizon"). Horizon's clients included Mariah Carey, John Mellencamp, and Daryl Hall and John Oates. His responsibilities included managing the overall achievement of the Company's strategic objectives, development and control of the client roster, coordinating worldwide marketing efforts for clients, serving as artists liaison to MTV, VH-1 and other media outlets, and interfacing on behalf of clients with record companies and professional services consultants. In addition, he provided specialized personal management services for clients including career planning and development, music development, and song acquisition. Mr. Doyle has also produced HBO and Lifetime television specials.

Mr. Richard Flynn has been an Executive Vice President and Secretary of the Company since its inception, has been a director since October 9, 1996 and has been Treasurer since December 1996. Since September 1996, Mr. Flynn has been Vice President and General Manager of All Access. From September 1994 to September 1996, Mr. Flynn has been the Managing co-owner of All Access. From March 1990 until September 1994. Mr. Flynn served as General Counsel to Horizon. He provided legal services to Horizon and its clients Mariah Carey, John Mellencamp, Daryl Hall & John Oates, and other artists. In addition, Mr. Flynn assisted in all aspects of artist management for Horizon's clients. Since 1983, Mr. Flynn has been a practicing attorney in New York State specializing in entertainment, corporate and public sector law. Since 1989, he has provided legal representation, financial management, and consulting services to artists and entertainers, including negotiating recording, publishing, production,. performance and endorsement contracts.

Mr. Robert Klein was an Executive Vice President and Treasurer of the Company from inception through December 1996, has been a director of the Company since its inception and has been Vice President Corporate Relations since December 1996. From 1992 to 1996, Mr. Klein was an independent financial consultant. Prior to that time, from 1990 to 1992, Mr. Klein was a Senior Vice President of Corporate Finance at Laidlaw Holdings, Inc. From 1986 to 1990, Mr. Klein worked at D.H. Blair & Company, Inc. Prior to 1986, Mr. Klein worked for various companies including Shearson Lehman Brothers.

Mr. Paul Thomas Cohen has been a director of the Company since October 9, 1996. Since 1987, Mr. Cohen has been an investment banker and a consultant to the media and entertainment industries. As an advisor to such clients as Time-Life, Time Inc., The New York Times, NBC, and Rolling Stone Magazine, he has been involved in licensing, alliances and other strategic initiatives involving new media activities in both the on-line services and CD-ROM arenas. From 1984 to 1987, Mr. Cohen served as Co-Executive Officer of Herzfeld & Stern, a mid-size brokerage firm. Mr. Cohen graduated from Williams College in 1974 and received an MBA from Columbia University in 1976.

Mr. Thomas J. Edelman has been a director of the Company since October 1996. Mr. Edelman has served as Chairman and Chief Executive Officer of Patina Oil & Gas Corporation since its formation in 1996. He co-founded Snyder Oil Corporation and was its President and a director from 1981 through February 1997. Prior to 1981, he was a Vice President of The First Boston Corporation. From 1975 through 1980, Mr. Edelman was with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from Harvard University's Graduate School of Business Administration. Mr. Edelman also serves as Chairman of Lomak Petroleum, Inc., and is a Director of Petroleum Heat & Power Co., Star Gas Corporation and Weatherford Enterra, Inc. Mr. Edelman is also a Trustee of The Hotchkiss School.

All directors of the Company are elected by the stockholders, or in the case of a vacancy, by the directors then in office, to hold office until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal.

All officers of the Company serve at the discretion of the Board of Directors.

The Company also employs the following key employee:

Mr. John Siegler, President of Rave. Since 1995, Mr. Siegler has been President of Rave. From 1989 to 1995, Mr. Siegler was a senior producer/composer for Rave. Mr. Siegler has been a recipient of a number of gold and platinum record awards. Mr. Siegler is a producer, composer, and performer who has worked, independent of Rave, with: Bette Midler, Mick Jagger, Jeff Beck, Stevie Nicks, Roger Daltry, Daryl Hall and John Oates, Meatloaf, Edgar Winter, Richie Havens, Herbie Mann, Cher, Todd Rundgren, and others. Mr. Siegler has recorded over 100 albums as a featured musician and musical collaborator.

Compliance with Section 16(a) of the Exchange Act

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and information furnished by the reporting persons, John Loeffler failed to timely file a Form 4.

ITEM 10.                     EXECUTIVE COMPENSATION

      The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company for the fiscal years ended June 30, 1997, 1996 and 1995 to John Loeffler, the Company's Chief Executive Officer and to Jon Small, Brian Doyle and Richard Flynn, each an Executive Vice President of the Company (collectively the "Named Executive Officers"). No other executive officer received annual compensation in excess of $100,000 for the fiscal years ended June 30, 1997, 1996 and 1995:

      Summary Compensation Table

                                                                                 Long-term
                                                                                Compensation
                                              Annual Compensation (1)              Awards
                                       ----------------------------------------    ------
                                                                                 Securities
                                                                All Other        Underlying
Name and Principal Position   Year     Salary      Bonus       Compensation (2)   Options
---------------------------   ----     ------      -----       ----------------   -------
John Loeffler                 1997    $150,000    $191,000       $ 34,000           5,000
 Chief Executive Officer      1996     218,000                     71,000            --
                              1995     170,000                     77,000
Jon Small                     1997    $150,000    $189,000       $ 36,000           5,000
 Executive Vice President     1996      88,000                     89,000            --
                              1995     184,000                    172,000
Brian Doyle                   1997    $150,000    $162,500       $  7,000            --
 Executive Vice President     1996     101,000                     48,000
                              1995        --                       35,000
Richard Flynn                 1997    $150,000    $162,500       $   --              --
 Executive Vice President     1996     101,000                     48,000
                              1995        --                       35,000

(1) The Company was incorporated in July 1996. Compensation for the fiscal years ended June 30, 1996 and 1995 represent amounts paid by Rave, Picture Vision and All Access. All Access commenced operations in September 1995. Compensation for the fiscal year ended June 30, 1997 represent amounts paid by Rave, Picture Vision, All Access and Push.

(2) Includes amounts paid by the Company which the Company deemed to be for the benefit of such executive, including amounts paid for lodging, transportation, insurance, entertainment and other perquisites.

      Option Grants in Last Fiscal Year

                                    Percent of
                     Number of    Total Options
                    Securities     Granted to      Exercise
                    Underlying    Employees in        or        Expiration
         Name         Options      Fiscal Year    Base Price       Date
         ----         -------      -----------    ----------       ----

      J. Loeffler      5,000           50%            $6     December 19, 2001
      J. Small         5,000           50%            $6     December 19, 2001
      R. Flynn           -              -              -             -
      B. Doyle           -              -              -             -

      Directors' Compensation

      Directors who are not employees or officers of the Company or associated with the Company ("Outside Directors") receive $500 for each Board of Directors and committee meeting attended. In addition, all directors are reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings. Other than with respect to reimbursement of expenses, Directors who are employees or officers of the Company or who are associated with the Company do not receive compensation for service as a director.

      For the period January 1, 1997 through June 30, 1997, the Outside Directors earned $6,000 and 1,000 shares of common stock valued at $3.875. Thereafter, Outside Directors will be paid at the rate of $18,000 per fiscal year, payable quarterly with such payment to be half in cash and half in common stock valued on the last day of the applicable quarter.

      Outside Directors also receive non-qualified options to purchase 5,000 shares of common stock for each year of service, payable in advance, with the first of such options granted to Paul Thomas Cohen and Thomas J. Edelman. The initial options are exercisable at the initial public offering price. Thereafter, the option exercise price will be the closing bid price of the common stock on the first trading day of each fiscal year, commencing July 1, 1997. Such options will be fully vested upon grant, and have a term of five years.

      Employment Agreements

      On October 9, 1996, the Company entered into employment agreements, as amended (the "Agreements"), with Messrs. Loeffler, Small, Doyle and Flynn (the "Executives"). Each of the Agreements are for a period of three years and provide for annual base salaries of $150,000. Pursuant to the Agreements, four bonus plans have been established primarily for the benefit of the Executives.

      Under the first bonus plan, bonuses will be granted to each Executive based on earnings (as defined in the Agreements) of the respective subsidiary or division which the Executive manages or co-manages. Generally, the Executives receive approximately 60% of such earnings (with the two Executives of All Access considered as one person for purposes of this calculation) up to a maximum of $375,000 of earnings for each of Rave and Picture Vision commencing with the year ended June 30, 1997 and $512,500 of earnings for All Access commencing with the year ending June 30, 1998. The Executives of All Access received all earnings of All Access up to $325,000 of earnings for the year ended June 30, 1997. Each of the Executives will have the right to allocate any portion of the bonus granted to him to any of the employees of the respective subsidiary or division of such Executive. Under the second bonus plan, a bonus pool equal to 10% of the consolidated pretax earnings of the Company (after giving effect to all other bonuses) will be established for each fiscal year. Awards under this bonus pool will be granted to the Company's employees at the discretion of the Company's Board of Directors. The third bonus plan has been established for the benefit of the Executives of All Access and others designated by them based on cumulative profitability of the recorded music business based on a successful launch of the record label. Under this bonus plan, $250,000 will be granted in the first fiscal year in which cumulative net pretax profits of the record label, as defined in the Agreements, exceed $1,000,000. An additional bonus of $250,000 shall be granted in the first fiscal year in which cumulative net pretax profits of the record label, as defined in the Agreements, exceed $2,000,000. An additional bonus of $100,000 shall be granted in the first fiscal year in which cumulative net pretax profits of the record label, as defined in the Agreements, exceed $2,400,000. No bonus will be granted under this plan after June 30, 2001 and the maximum aggregate bonus granted under this plan will be $600,000. The fourth bonus plan has been established as an incentive for successful consummation of special projects pre-designated by the Compensation Committee. Such plan provides for a bonus, if net profits (as defined in the Agreements) from the special project exceed $1,000,000. Such bonus will be calculated on 15% of net profits realized therefrom in excess of any bonus paid to such Executive pursuant to the first bonus plan. After the payment of any bonus pursuant to the fourth bonus plan, there will be payable 15% of future royalty revenue derived from such special projects.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

The following table sets forth certain information as of September 15, 1997, with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of common stock of the Company, each director of the Company and all officers and directors as a group. The table does not include options or SARs that have not yet vested or are not exercisable within 60 days of the date hereof.

                                                   Amount and
                                                    Nature of       Percent
                                                   Beneficial         of
    Name and Address of Beneficial Owner           Ownership         Class
    ------------------------------------           ----------       -------

    John Loeffler                                  348,400 (2)(6)      15.6%
      c/o Paradise Music & Entertainment, Inc.
      53 West 23rd Street
      New York, New York 10010
    Paul Thomas Cohen                               14,333 (2)(4)         *
      c/o Paradise Music & Entertainment, Inc.
      53 West 23rd Street
      New York, New York 10010
    Brian Doyle                                    145,500              6.5%
      c/o Paradise Music & Entertainment, Inc.
      53 West 23rd Street
      New York, New York 10010
    Thomas J. Edelman                               29,333 (3)(4)       1.3%
      c/o Patina Oil & Gas Corporation
      667 Madison Avenue
      New York, New York 10021
    Richard Flynn                                  145,500              6.5%
      c/o Paradise Music & Entertainment, Inc.
      53 West 23rd Street
      New York, New York 10010
    Robert Klein                                    85,000              3.8%
      c/o Paradise Music & Entertainment, Inc.
      53 West 23rd Street
      New York, New York 10010
    Jon Small                                      291,000 (2)         13.0%
      c/o Paradise Music & Entertainment, Inc.
      53 West 23rd Street
      New York, New York 10010
    All officers and directors as a group        1,059,066 (5)(6)(7)   46.8%
       (7 persons)
    *    Denotes less than 1%

      (1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise notes.
      (2)   Includes options to purchase 5,000 shares of common stock.
      (3)   Includes options to purchase 20,000 shares of common stock.
      (4)   Includes 1,000 shares of common stock earned by the Outside
            Directors.
      (5)   Includes options to purchase 35,000 shares of common stock.
      (6) Includes 3,600 and 3,800 shares of common stock purchased by Mr. Loeffler's Pension and his wife's Keogh Plans, respectively.
      (7)   Includes 2,000 shares of common stock earned by the Outside
            Directors.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 9, 1996, the Company entered into the Exchange Agreement with each of John Loeffler, Jon Small, Brian Doyle and Richard Flynn, each of whom was an executive officer and a director of the Company. Pursuant to the Exchange Agreement, John Loeffler and Jon Small were each issued 291,000 shares of common stock and Brian Doyle and Richard Flynn were each issued 145,500 shares of common stock in exchange for all of the outstanding stock of each of Rave, Picture Vision and All Access. The Company believes that this transaction was fair from a financial point of view. This belief is based on the fact that the Exchange Agreement, and the transactions consummated thereby, were analyzed and approved by the Company's Board of Directors and by all of its then existing stockholders.

On October 9, 1996, the Company issued 78,333 shares of its common stock to 11 individuals in a private placement (the "Private Placement") for $3.00 per share. There were no underwriters involved in the Private Placement. The common stock in the Private Placement was issued only to accredited investors, as such term is defined in the Securities Act. The aggregate offering price of the Private Placement was $234,999. Messrs. Cohen and Edelman, directors of the Company, each purchased 8,333 shares of common stock in the Private Placement. The holders of these 78,333 shares have agreed not to sell, transfer or dispose of these shares prior to January 22, 1998.

John Loeffler, the President, Chief Executive Officer and a director of the Company, is also a consultant to Grey Advertising, which is a major client of the Company's commercial music production division. For such consulting services, Mr. Loeffler is paid approximately $45,000 per year by Grey Advertising. The Company derived approximately $361,000 and $365,000 of commercial music production revenues (approximately 40% and 44% of commercial music production revenues) from Grey Advertising for the years ended June 30, 1997 and 1996, respectively.

In December 1996, one of the Company's subsidiaries borrowed $100,000 from a bank. The loan bore interest at 1.5% above the bank's prime rate, was personally guaranteed by two officers of the Company and collateralized by all of the assets of such subsidiary and a cross corporate guarantee by the Company. The loan was repaid in June 1997.

In January 1997, the Company entered into a one year consulting agreement with Mr. Cohen, a director, for $60,000.

ITEM 13.                 EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

Exhibit
Number                             Description
------                             -----------

3.1   Certificate of Incorporation of the Registrant (1)
3.2   Amended and Restated By-Laws of the Registrant (1)
4.1   Specimen of Registrant's Common Stock Certificate (1)
4.2   Specimen of Registrant's Warrant Certificate (1)
4.3   Form of Representative's Warrant Agreement including form of Warrant (1)
4.4 Form of Warrant Agreement between Registrant and Continental Stock Transfer and Trust Company (1)
10.1 Exchange Agreement dated as of October 9, 1996 among the Registrant, Brian Doyle, Richard Flynn, John Loeffler and Jon Small (1)
10.2 Employment Agreement dated as of October 9, 1996 between the Registrant and Brian Doyle (1)
10.3 Employment Agreement dated as of October 9, 1996 between the Registrant and Richard Flynn (1)
10.4 Employment Agreement dated as of October 9, 1996 between the Registrant and John Loeffler (1)
10.5 Employment Agreement dated as of October 9, 1996 between the Registrant and Jon Small (1)
10.6 Expense Allocation Agreement dated as of October 9, 1996 among the Registrant, Rave, Picture Vision, All Access and Robert Klein (1)
10.7  Form of The Registrant's 1996 Stock Option Plan (corrected version)
10.8 Lease Agreement dated June 24, 1992 between Not Just Jingles, Inc. and Newmark & Company Real Estate, Inc. (1)
10.9 Lease Agreement dated October 28, 1994 between the Registrant and Silk & Halpern Realty Associates, Inc. (1)
10.10 Lease Agreement dated April 4, 1995 between the Registrant and Cummins Station L.L.C. (1)
10.11 Sublease Agreement dated September 29, 1996 between the Registrant and Not Just Jingles, Inc. (1)
10.12 Financial Consulting Agreement (1)
10.13 Form of Consulting Agreement dated as of January 1, 1997 between the Company and Thomas J. Edelman (1)
10.14 Lease Agreement dated as of October 21, 1996 between the Registrant and Twenty Third Street joint Venture, together with Escrow Letter dated December 11, 1996 (1)
10.15 Form of Amended and Restated Employment Agreement dated as of January 17, 1997 between the Registrant and Brian Doyle (1)
10.16 Form of Amended and Restated Employment Agreement dated as of January 17, 1997 between the Registrant and Richard Flynn (1)
10.17 Form of Amended and Restated Employment Agreement dated as of January 17, 1997 between the Registrant and John Loeffler (1)
10.18 Form of Amended and Restated Employment Agreement dated as of January 17, 1997 between the Registrant and Jon Small (1)
10.19 Distribution Agreement with BMG Music d/b/a BMG Entertainment and Push Records, Inc.

10.20 Lease Agreement dated July 10, 1997 between the Registrant and Twenty-third Street Joint Venture.
10.21 Consulting Agreement dated August 15, 1997 between the Registrant and Consulting for Strategic Growth, Ltd.
10.22 Personal Services Agreement dated August 13, 1997 between Push Records and Luxx.
10.23 Form of Service Agreement dated September 22, 1997 between Daryl Hall & John Oates and Push Records.
13.1  Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996
      (2)
21.1  Subsidiaries of Registrant (1)
27.1  Financial Data Schedule.

            (1) Incorporated by Reference to the Company's Registration Statement on Form SB-2 (Reg. No. 333-13941)which was declared effective by the Securities and Exchange Commission on January 22, 1997.
            (2) Filed with the Securities and Exchange Commission on March 17, 1997.

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date: September 26, 1997

                                  PARADISE MUSIC & ENTERTAINMENT, INC.


                                  By: /s/ John Loeffler
                                      -------------------------------------
                                      John Loeffler, Chairman of the Board,
                                      Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:   /s/ John Loeffler
      --------------------------------------------------------------------------
      John Loeffler, Chairman of the Board, Chief Executive Officer, President (Principal Executive, Financial and Accounting Officer)

Date: September 26, 1997

By:   /s/ Jon Small
      --------------------------------------------------------------------------
      Jon Small, Executive Vice President and Director

Date: September 26, 1997

By:   /s/ Brian Doyle
      --------------------------------------------------------------------------
      Brian Doyle, Executive Vice President and Director

Date: September 26, 1997

By:   /s/ Richard Flynn
      --------------------------------------------------------------------------
      Richard Flynn, Executive Vice President, Treasurer, Secretary and Director

Date: September 26, 1997

By:
      --------------------------------------------------------------------------
      Paul Thomas Cohen, Director

Date: September __, 1997

By:   /s/ Thomas J. Edelman
      --------------------------------------------------------------------------
      Thomas J. Edelman, Director

Date: September 26, 1997

By:
      --------------------------------------------------------------------------
      Robert Klein, Vice President Corporate Relations and Director

Date: September __, 1997

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                                  JUNE 30, 1997

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES


                                    CONTENTS


INDEPENDENT AUDITORS' REPORT                                               F-2

CONSOLIDATED FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEET                                               F-3

  CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-4

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                          F-5

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-6-7

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-8-F-17

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Paradise Music & Entertainment, Inc.
New York, New York


We have audited the accompanying consolidated balance sheet of Paradise Music & Entertainment, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradise Music & Entertainment, Inc. and Subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.




Roseland, New Jersey
August 21, 1997, except for Note 9 as to which the date is September 5, 1997

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $5,086,118
  Accrued interest receivable                             23,162
  Accounts receivable                                     52,240
  Prepaid production costs                               235,645
  Prepaid record master costs                            350,160
  Other current assets                                    46,216
                                                      ----------
       Total current assets                                        $5,793,541

PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization                                        146,754

OTHER                                                                  14,072
                                                                   ----------

                                                                   $5,954,367
                                                                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Deferred revenues                                   $  501,073
  Accrued payroll and related expenses                   374,590
  Accrued expenses and other current liabilities         371,058
                                                      ----------
       Total current liabilities                                   $1,246,721

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued
  Common stock, $.01 par value,
   authorized 20,000,000 shares,
   issued and outstanding 2,228,333 shares                22,283
  Capital in excess of par value                       5,752,317
  Retained earnings (deficit)                         (1,066,954)
                                                      ----------
       Total stockholders' equity                                   4,707,646
                                                                   ----------

                                                                   $5,954,367
                                                                   ==========


          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Years Ended
                                                                June 30,
                                                       -------------------------
                                                           1997          1996
                                                       -----------    ----------

REVENUES                                               $ 5,568,286    $3,638,192
                                                       -----------    ----------

OPERATING EXPENSES:
  Cost of sales                                          3,447,005     1,939,807
  Marketing, selling, general and administrative         3,199,901     1,610,097
                                                       -----------    ----------
       Total operating expenses                          6,646,906     3,549,904
                                                       -----------    ----------

INCOME (LOSS) FROM OPERATIONS                           (1,078,620)       88,288

INTEREST INCOME                                             94,100            --
                                                       -----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES                         (984,520)       88,288

INCOME TAXES                                                 9,432        10,500
                                                       -----------    ----------

NET INCOME (LOSS)                                      $  (993,952)   $   77,788
                                                       ===========    ==========

NET LOSS PER SHARE OF COMMON STOCK                     $     (.65)
                                                       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                     1,529,736
                                                       ==========


                                 PRO FORMA DATA

INCOME BEFORE PRO FORMA INCOME TAXES                                  $   88,288

PRO FORMA INCOME TAXES                                                    26,000
                                                                      ----------

PRO FORMA NET INCOME                                                  $   62,288
                                                                      ==========

PRO FORMA NET INCOME PER COMMON SHARE                                 $      .06
                                                                      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                    1,039,167
                                                                      ==========


          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Common
                                       Common Stock     Capital in   Retained      Stock
                                     ----------------   Excess of    Earnings   Subscription
                                     Shares    Amount   Par Value    (Deficit)   Receivable
                                     ------    ------   ---------    ---------   ----------

BALANCES, June 30, 1995              998,000  $ 9,980  $   12,090  $    41,372   $(1,250)

NET INCOME                                                              77,788
                                     -------  -------  ----------  -----------   -------

BALANCES, June 30, 1996              998,000    9,980      12,090      119,160    (1,250)

RECLASSIFICATION OF PRIOR
 "S" CORPORATION RETAINED
 EARNINGS                                                 192,162     (192,162)

SALE OF COMMON STOCK, net
 of expenses                          78,333      783     209,804

COMMON STOCK, issued for
 services relating to the initial
 public offering                       4,000       40      11,960

SALES OF COMMON STOCK,
 net of expenses                   1,146,000   11,460   5,318,571

COMMON STOCK, issued to                2,000       20       7,730
 outside directors

PAYMENT OF COMMON STOCK
 SUBSCRIPTION RECEIVABLE                                                           1,250

NET LOSS                                                              (993,952)
                                     -------  -------  ----------  -----------   -------

BALANCES, June 30, 1997            2,228,333  $22,283  $5,752,317  $(1,066,954)  $    --
                                   =========  =======  ==========  ===========   =======


          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Years Ended June 30,
                                                         -------------------------
                                                             1997          1996
                                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $  (993,952)  $    77,788
  Adjustments to reconcile net income (loss) to
  net cash (used in) provided by operating activities:
    Depreciation and amortization                             46,544        23,413
    Common stock issued to outside directors                   7,750
    Increase (decrease) in cash attributable
     to changes in assets and liabilities:
      Accrued interest receivable                            (23,162)
      Accounts receivable                                     77,475        41,039
      Prepaid production costs                              (218,390)      109,464
      Prepaid record master costs                           (350,160)
      Other current assets                                   (46,216)        2,607
      Deferred revenues                                      451,461       (32,510)
      Accrued payroll and related expenses                   374,590
      Accrued expenses and other current liabilities         230,641      (158,185)
                                                         -----------   -----------

NET CASH (USED IN) PROVIDED BY OPERATING
 ACTIVITIES                                                 (443,419)       63,616
                                                         -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property and equipment                       (112,144)      (27,782)
  Proceeds from other assets                                                 3,209
                                                         -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES                       (112,144)      (24,573)
                                                         -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable, bank                           100,000
  Payment on note payable, bank                             (100,000)
  Payment on stockholders' loans                                           (57,500)
  Payment for deferred registration costs                                   (5,000)
  Proceeds from sales of common stock, net of expenses     5,557,618
  Payment of common stock subscription receivable              1,250
                                                         -----------   -----------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                      5,558,868       (62,500)
                                                         -----------   -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                          5,003,305       (23,457)

CASH and CASH EQUIVALENTS, beginning of year                  82,813       106,270
                                                         -----------   -----------

CASH and CASH EQUIVALENTS, end of year                   $ 5,086,118   $    82,813
                                                         ===========   ===========


          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                          Years Ended June 30,
                                                         ---------------------
                                                           1997        1996
                                                         --------    --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                 $  5,322    $     --
                                                         ========    ========

  Cash paid during the year for income taxes             $ 58,660    $     --
                                                         ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Stock issued in exchange for services, relating
   to the initial public offering                        $ 12,000    $     --
                                                         ========    ========

  Reclassification of prior "S" corporation
   retained earnings                                     $192,162    $     --
                                                         ========    ========

  Stock issued to outside directors                      $  7,750    $     --
                                                         ========    ========


          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS:

         Paradise Music & Entertainment, Inc. ("Paradise") was formed on July 18, 1996 and in July 1996 issued 125,000 shares of common stock at $.01 par value (see Note 7). In October 1996, Paradise entered into an exchange agreement ("the Agreement") (see Note 7). Paradise exchanged 873,000 shares of common stock in exchange for the outstanding stock of its three original subsidiaries in a transaction accounted for as a pooling of interests, whereby the financial statements for all periods prior to the combination were restated to reflect the combined operations of its original subsidiaries: All Access Entertainment Management Group, Inc. ("All Access"), a musical artist management company incorporated in New York, Picture Vision, Inc. ("Picture Vision") a video production company incorporated in Tennessee, and John Leffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave") a creator of music scores and advertising themes for television and radio, which was incorporated in New York. In February 1997, the Company incorporated its record label in New York, Push Records, Inc. ("Push").

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation - The consolidated financial statements give effect to the execution of the Agreement (see Note 7) and includes the accounts of Paradise and its wholly-owned subsidiaries, Rave, Picture Vision, All Access and Push (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

         Revenue Recognition - Commercial music production revenues and the related production costs are recognized upon acceptance of the music production by the client. Royalty and residual income is recognized when received. For projects which are short in duration, (primarily less than one month) video production revenues and related production costs are recorded upon completion of the video. For projects that have a longer term, video production revenues and related production costs are recorded using the percentage-of-completion method which recognizes income as work on the project progresses. In accordance with industry custom, the Company currently operates its business based on oral agreements and purchase orders with its artists and customers. Pursuant to these arrangements the Company receives up to 20% of the gross revenues received in connection with artist entertainment related earnings less certain standard industry costs. Record label revenues are recognized when records are shipped and costs which are directly related to production, manufacture and sale of records will be capitalized as recoverable from future revenues and amortized over the expected life of the records, to the extent there is reasonable assurance that these costs will be recoverable from future sales. The Company is accounting for these costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 50 "Financial Reporting in the Record and Music Industry."

         Cash and Cash Equivalents - Cash and cash equivalents consists of cash on hand and a highly liquid investment account with maturity of less than three months from the purchase date, and at times exceeds the Federal Deposit Insurance Corporation Coverage of $100,000. Management regularly monitors the financial condition of the financial institution in order to keep the potential risk to a minimum.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed as follows:

                                               Estimated
                       Asset                  Useful Lives     Principal Method
                       -----                  ------------     ----------------

           Furniture, fixtures and equipment      5-7 Years    Declining-balance
           Leasehold improvements             Term of Lease    Straight-line

         Impairment of Long-Lived Assets - The Company periodically assesses the recoverability of the carrying amount of long-lived assets, including intangible assets. A loss is recognized when expected future cash flows (undiscounted and without interest) are less than the carrying amount of the asset. The impairment loss is determined as the difference by which the carrying amount of the asset exceeds its fair value.

         Income Taxes - Rave and All Access were "S" corporations prior to the execution of the exchange agreement and, as a result, earnings and losses have been included in the personal income tax returns of the respective stockholders. Accordingly, no provision for federal income tax or benefits from operating losses has been reflected in the consolidated financial statements for these subsidiaries. As a result of the Agreement the "S" elections were terminated. Accordingly, the financial statements reflect a reclassification of $192,162 from retained earnings to capital in excess of par value.

         The Company complies with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

         Net Income (Loss) Per Common Share - Net income (loss) per common share is computed based on net income (loss) applicable to common shareholders divided by the weighted average number of common shares outstanding. The weighted average includes shares issued within one year of the Company's initial public offering (IPO) with an issue price less than the IPO price, using the treasury stock method.

         Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate the carrying amounts presented in the consolidated balance sheet.

         Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Accounting for Stock Options - For the year ended June 30, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995, 1996 and future years as if the fair value-based method defined in SFAS No. 123 had been applied (see Note
         8). The Company has elected to continue to apply the provisions of APB Opinion No. 25.

         Newly Issued Accounting Standard - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share. Management does not believe that SFAS No. 128 will have a material impact upon historical consolidated net income (loss) per common share as reported.

NOTE 3 - PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following:

              Furniture, fixtures and equipment                        $280,551
              Leasehold improvements                                     61,412
                                                                       --------
                                                                        341,963
              Less accumulated depreciation and amortization            195,209
                                                                       --------

                                                                       $146,754
                                                                       ========

         Certain property and equipment was jointly purchased by Rave and an unaffiliated company. Rave recorded 50% of the purchase price (approximately $75,000) as an asset. At June 30, 1997, the asset was fully depreciated.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES:

         The provision for income taxes consists of the following:

                                                       Years Ended June 30,
                                                       --------------------
                                                         1997         1996
                                                       --------     -------
              Current:
                Federal                                $   -        $ 5,500
                State and city                            9,432       2,000
                                                       --------     -------
                                                          9,432       7,500
                                                       --------     -------

              Deferred:
                Federal                                               2,000
                State and city                                        1,000
                                                       --------     -------
                                                                      3,000
                                                       --------     -------

              Total                                    $  9,432     $10,500
                                                       ========     =======

         At June 30, 1997, the Company recorded deferred federal, state and city income tax assets aggregating approximately $454,000, arising from net operating loss carryforwards. A valuation allowance in the same amount has been recorded, since management has no assurance that the tax benefit will be realized.

         At June 30, 1997, the Company has federal and state net operating loss carryforwards of approximately $984,000 which expire in 2012.

         The following reconciles income tax expense (benefit) computed at the federal statutory rate to the actual provision for income taxes.

                                                                Years Ended
                                                                  June 30,
                                                            ------------------
                                                             1997       1996
                                                            ------     ------
          Tax expense (benefit) computed
           at federal statutory rate                        (35.00)%    34.00%
          State and city provision, net of federal taxes    (11.70)      5.10
          Surtax and other                                    1.60      (4.60)
          Valuation allowance                                46.10
          Non-taxable income resulting from
           Subchapter "S" election                                     (22.60)
                                                            ------     ------

                                                              1.00%     11.90%
                                                            ======     ======

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES (CONTINUED):

         The pro forma income tax expense that would have been reported if All Access and Rave Music subchapter "S" Corporations had been "C" Corporations and were consolidated along with Picture Vision to form Paradise Music and Entertainment, Inc. for the year ended June 30, 1996 is as follows:

              Current pro forma income taxes:
                Federal                                              $15,000
                State                                                 11,000
                                                                     -------
                                                                     $26,000
                                                                     =======

         The following reconciles income tax expense computed at the federal statutory rate to the actual pro forma provision for income taxes for the year ended June 30, 1996.

              Income tax expense computed
               at federal statutory rate                              34.00%
              State provision, net of federal tax                      8.60
              Surtax and other                                       (13.20)
                                                                     ------

                                                                      29.40%
                                                                     ======

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

         Rave rents office and commercial recording studio space pursuant to a sublease arrangement at an annual rate of approximately $50,000. The sublease agreement expired in May 1997 and the Company is currently on a month to month lease. All Access rents office space under a lease which expired in February 1997. All Access is currently on a month to month lease. Picture vision rents office space under a lease which expires in 2001.

         The aggregate future minimum annual rental payments are approximately as follows:

              Year ending June 30:
                   1998                                             $ 17,000
                   1999                                               17,000
                   2000                                               17,000
                   2001                                                3,000
                                                                    --------

                                                                    $ 54,000
                                                                    ========

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

         Rent expense for the years ended June 30, 1997 and 1996 was approximately $122,000 and $114,000, respectively.

         On October 9, 1996, the Company entered into employment agreements, as amended (the "Agreements"), with four of its executives (the "Executives"). Each of the Agreements is for a period of three years, and provides for annual base salaries of $150,000. Pursuant to the Agreements, four bonus plans have been established primarily for the benefit of the Executives.

         Under the first bonus plan, bonuses will be granted to each Executive based on earnings (as defined in the Agreements) of the respective subsidiary or division which the Executive manages or co-manages. Generally, the Executives receive approximately 60% of such earnings (with the two Executives of All Access considered as one person for purposes of this calculation) up to a maximum of $375,000 of earnings for each of Rave and Picture Vision commencing with the year ended June 30, 1997 and $512,000 of earnings for All Access commencing with the year ending June 30, 1998. The Executives of All Access receive all earnings of All Access up to $325,000 of earnings for the year ended June 30, 1997. Each of the Executives will have the right to allocate any portion of the bonus granted to him to any of the employees of the respective subsidiary or division of such Executive. Under the second bonus plan, a bonus pool equal to 10% of the consolidated pretax earnings of the Company (after giving effect to all other bonuses) will be established for each fiscal year. Awards under this bonus pool will be granted to the Company's employees at the discretion of the Company's Board of Directors. The third bonus plan has been established for the benefit of the Executives of All Access and others designated by them based on cumulative profitability of the recorded music business based on a successful launch of the record label. Under this bonus plan $250,000 will be granted in the first fiscal year in which cumulative net pretax profits of the record label, as defined in the Agreements, exceed $1,000,000. An additional bonus of $250,000 shall be granted in the first fiscal year in which cumulative net pretax profits of the record label, as defined in the Agreements, exceed $2,000,000. An additional bonus of $100,000 shall be granted in the first fiscal year in which cumulative net pretax profits of the record label, as defined in the Agreements, exceed $2,400,000. No bonus will be granted under this plan after June 30, 2001 and the maximum aggregate bonus granted under this plan will be $600,000. The fourth bonus plan has been established as an incentive for successful consummation of special projects pre-designated by the Compensation Committee. Such plan provides for a bonus, if net profits (as defined in the Agreements) from the special project exceed $1,000,000. Such bonus will be calculated on 15% net profits realized therefrom in excess of any bonus paid to such Executive pursuant to the first bonus plan. After the payment of any bonus pursuant to the fourth bonus plan, there will be payable 15% of future royalty revenue derived from such special projects.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

         For the period January 1, 1997 through June 30, 1997, the Outside Directors earned $6,000 and 1,000 shares of common stock valued at $3.875. Thereafter, Outside Directors will be paid at the rate of $18,000 per fiscal year, payable quarterly with such payment to be half in cash and half in Common Stock valued on the last day of the applicable quarter.

         On March 15, 1997, the Company entered into a six and one half month financial consulting agreement with an individual for approximately $60,000.

         In January 1997, the Company entered into a one year consulting agreement with a director of the Company for $60,000.

         In July 1997, the Company entered into a new 10 year lease agreement commencing August 1, 1997. The lease expires in July 2007 and requires the Company to pay for certain operating expenses.

         Aggregate future minimum rental payments are approximately as follows:

              Year ending June 30,

                   1998                                         $   79,000
                   1999                                            169,000
                   2000                                            270,000
                   2001                                            270,000
                   2002                                            270,000
                Thereafter                                       1,572,000
                                                                ----------

                      Total                                     $2,630,000
                                                                ==========

NOTE 6 - ECONOMIC DEPENDENCY:

         Approximately $361,000 and $365,000 of commercial production revenues for the years ended June 30, 1997 and 1996, respectively, were derived from one advertising agency. Approximately $675,000 and $700,000 of musical talent management revenues for the years ended June 30, 1997 and 1996, respectively, were derived from three and two musical artists, respectively. For the years ended June 30, 1997 and 1996, approximately $1,867,000 and $518,000, respectively, of video production revenues were derived from one and two artists, respectively. At June 30, 1997, approximately $32,000 was owed in the aggregate to the Company by these artists and customers.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY

         On July 18, 1996, a new Delaware corporation was formed, Paradise Music & Entertainment, Inc. which on July 22, 1996 issued 125,000 shares of common stock at $.01 par value (see Notes 1 and 2).

         On October 9, 1996, Paradise issued 873,000 shares of its common stock in exchange for the outstanding stock of Rave, Picture Vision and All Access in a transaction accounted for as a pooling of interests (see Notes 1 and 2).

         On October 9, 1996, the Company completed a private placement to sell 78,333 shares of common stock for approximately $235,000 ($3.00 per share) prior to deducting fees and expenses of approximately $25,000.

         On October 9, 1996, the Company issued 4,000 shares of its common stock in consideration for legal services to the Company relating to the initial public offering.

         In January 1997, the Company completed its initial public offering, through the offering the Company sold 1,000,000 units consisting of 1,000,000 shares of common stock and 1,000,000 warrants at $6.00 per unit. For each two warrants owned, the holder is entitled to purchase one share of common stock through January 21, 2001 at $7.20. In February 1997, an additional 146,000 units were sold upon the exercise of the underwriter's over allotment option. The aggregate net proceeds were approximately $5,330,000, after underwriters' commissions and offering expenses of approximately $1,546,000.

NOTE 8 - STOCK OPTIONS

         On October 8, 1996, the Board of Directors adopted and the stockholders approved the Option Plan. The Option Plan provides for the grant of incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-qualified stock options ("NQSOs") and/or Stock Appreciation Rights
         (SARs) to certain directors, agents and employees of, and consultants to the Company. The purpose of the Option Plan is to attract and retain exemplary employees, agents, consultants and directors. Options and SARs granted under the Option Plan may not be exercisable for terms in excess of 10 years from the date of grant. In addition, no options or SARs may be granted under the Option Plan later than 10 years after the Option Plan's effective date. The total number of shares of Common Stock with respect to which options and SARs will be granted under the Option Plan is 185,000. The shares subject to and available under the Option Plan may consist, in whole or in part, of authorized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option or SAR that terminates, expires or lapses for any reason, and any shares purchased pursuant to an option and subsequently repurchased by the Company pursuant to the terms of the option, shall again be available for grant under the Option Plan. At June 30, 1997, options to purchase 10,000 shares of common stock are outstanding, none of which have been exercised.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS (CONTINUED):

         In addition, the Board of Directors approved the adoption of the Outside Directors Stock Option Program (the "Program"). The Program provides for the granting of an aggregate of 100,000 stock options to eligible directors of the Company (as defined in the Program). Each eligible director shall receive 5,000 stock options per annum, subject to adjustment, for their services on the Board on each July 1, that they are serving as an eligible director. The options are exercisable at the fair market value of common stock on the last date preceding the date of grant. The Program further provides that the maximum term of stock options may not exceed 5 years and the stock options may be exercised at any time for a period of 5 years after the date of grant. At June 30, 1997, options to purchase 25,000 shares of common stock were outstanding, none of which have been exercised.

         The activity in the Option Plan and the Program are as follows:

                                           Exercise Price Per Share
                                        -----------------------------

                                        Number of
                                         Options     Price    Average
                                        ---------   -------   -------
              Balance outstanding,
               July 1, 1996                  --     $    --   $    --
               Granted                    35,000       6.00      6.00
                                         -------    -------   -------
              Balance outstanding,
               June 30, 1997              35,000    $  6.00   $  6.00
                                         =======    =======   =======

         Had compensation for the Company's stock option plan and the Program been determined based on the fair value at the grant date of award in 1997 consistent with the provisions of SFAS No. 123, the Company's consolidated net loss and loss per common share would have increased to the pro forma amounts indicated below:

         Net loss applicable to common stockholders, as reported    $  (993,952)
                                                                    ===========

         Net loss applicable to common stockholders, pro forma      $(1,081,102)
                                                                    ===========

         Loss per common share, as reported                         $      (.65)
                                                                    ===========

         Loss per common share, pro forma                           $      (.71)
                                                                    ===========

         The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for grants for the year ended June 30, 1997; risk-free interest rate 6.0%, no dividend yield, expected life of 3.5 years and expected volatility of 53 percent.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS:

         On August 13, 1997, Push entered into a personal service contract, (the "Contract"), with an artist to record two albums. In addition, the Contract contains two consecutive separate options with the artist to produce a total of three additional albums.

         On August 15, 1997 Push entered into a three year distribution and manufacturing agreement, ("the Agreement"), with BMG Music d/b/a BMG Entertainment ("BMG"). Such Agreement, which expires on August 15, 2000, contains an option to extend for one additional year, and provides that BMG will provide distribution and manufacturing services within the United States, its territories and possessions and Puerto Rico for all sound recordings derived from record masters owned or controlled by Push, excluding products geared primarily toward non audio personal computer use. As part of the Agreement, BMG will retain a distribution and a manufacturing fee based on the cumulative net sales before any adjustments for special terms as defined in the Agreement.

         On August 15, 1997, the Company entered into an agreement with a consulting firm which provides for payments of $2,000 per month and options to purchase a total of 20,000 shares of the Company's common stock at various exercise prices during the term of the consulting agreement. The options vest one year from date of grant and expire if not exercised in 4 years. This Agreement expires on December 31, 1998.

         On September 4, 1997, Push reached a tentative worldwide exclusive recording agreement ("the Agreement"), with an artist. Such Agreement provides for Push to have the exclusive right to distribute one album and, in addition, the agreement provides for two consecutive options for two additional albums only if performance plateaus are met by the preceding album as defined in the Agreement. Additionally, under the Agreement warrants to purchase 30,000 shares of the Company's common stock will be granted upon the execution of the Agreement.

         On September 5, 1997, the Company granted options and warrants to employees and non-employees to purchase 108,000 shares of common stock at the average bid and ask price on September 5, 1997. These options become exercisable over a three year period and expire if not exercised in 5 years from the grant date.