Form 10QSB
period 1997-09-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 1997-11-14
CIK 1024464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1997
                               -------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  ______________________ to ______________________

Commission file number                        1-12635
                       ---------------------------------------------------------

                      PARADISE MUSIC & ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                Delaware                                     13-3906452
-----------------------------------------------    -----------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

   53 West 23rd Street, New York, New York                             10010
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Issuer's telephone number                   (212) 957-4340
                           -----------------------------------------------------

420 West 45th Street, New York, New York 10036
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes |X|  No |_|

      At November 7, 1997, the Issuer had 2,229,225 shares of Common Stock, $.01 par value, outstanding.

      Transitional Small Business Disclosure Format   Yes |_|   No  |X|

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION                                            PAGE
------     ---------------------                                            ----

Item 1.    Financial Statements

             Consolidated Balance Sheets as of
              September 30, 1997 (Unaudited) and June 30, 1997                 3

             Consolidated Statements of Operations for the
              Three Months Ended September 30, 1997
              and 1996 (Unaudited)                                             4

             Consolidated Statements of Stockholders' Equity
              for the Three Months Ended September 30, 1997 (Unaudited)        5

             Consolidated Statements of Cash Flows for the Three Months
              Ended September 30, 1997 and 1996 (Unaudited)                  6-7

             Notes to Consolidated Financial Statements (Unaudited)         8-10

Item 2.    Management's Discussion and Analysis of Results
            of Operations and Financial Condition                          11-13

PART II    OTHER INFORMATION
-------    -----------------

Item 6.    Exhibits and Reports on Form 8-K                                   14

           Signature Page                                                     15

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      September 30,   June 30,
                                                          1997          1997
                                                      ------------   ----------
                                                      (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and equivalents                                $ 3,823,312   $ 5,086,118
  Accrued interest receivable                              16,533        23,162
  Accounts receivable, less reserve for returns
   of $902,000 at September 30, 1997                      711,802        52,240
  Prepaid production costs                                119,288       235,645
  Prepaid record master costs                             394,595       350,160
  Other current assets                                     32,291        46,216
                                                      -----------   -----------
      Total current assets                              5,097,821     5,793,541

PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization                            240,302       146,754

CONSTRUCTION IN PROGRESS                                  252,788

OTHER                                                      32,739        14,072
                                                      -----------   -----------
                                                      $ 5,623,650   $ 5,954,367
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Deferred revenues                                   $   182,518   $   501,073
  Accrued payroll and related expenses                    169,649       374,590
  Accrued expenses and other current liabilities          781,880       371,058
                                                      -----------   -----------
      Total current liabilities                         1,134,047     1,246,721
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued
  Common stock, $.01 par value,
   authorized 20,000,000 shares,
   issued and outstanding 2,229,225 and
   2,228,333 shares, respectively                          22,292        22,283
  Capital in excess of par value                        5,763,153     5,752,317
  Accumulated deficit                                  (1,295,842)   (1,066,954)
                                                      -----------   -----------
      Total stockholders' equity                        4,489,603     4,707,646
                                                      -----------   -----------
                                                      $ 5,623,650   $ 5,954,367
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                           September 30,
                                                       ----------------------
                                                          1997        1996
                                                       ----------  ----------

REVENUES                                               $4,187,985  $1,087,988
                                                       ----------  ----------
OPERATING EXPENSES:
  Cost of sales                                         3,179,684     559,701
  Marketing, selling, general and administrative        1,282,803     455,160
                                                       ----------  ----------
      Total operating expenses                          4,462,487   1,014,861
                                                       ----------  ----------

OPERATING INCOME (LOSS)                                  (274,502)     73,127

INTEREST INCOME, net                                       58,614         -
                                                       ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES                        (215,888)     73,127

INCOME TAXES                                               13,000       1,200
                                                       ----------  ----------

NET INCOME (LOSS)                                      $ (228,888) $   71,927
                                                       ==========  ==========

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS             $ (228,888)
                                                       ==========

NET LOSS PER COMMON SHARE                              $     (.10)
                                                       ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING NET LOSS PER COMMON SHARE            2,228,333
                                                       ==========

                                 PRO FORMA DATA

INCOME BEFORE PRO FORMA INCOME TAXES                               $   73,127

PRO FORMA INCOME TAXES                                                 22,000
                                                                   ----------
PRO FORMA NET INCOME APPLICABLE TO
 COMMON SHAREHOLDERS                                               $   51,127
                                                                   ==========

PRO FORMA NET INCOME PER COMMON SHARE                              $      .05
                                                                   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED
 IN COMPUTING PRO FORMA NET INCOME PER COMMON SHARE                 1,039,167
                                                                   ==========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Three Months Ended September 30, 1997
                                   (Unaudited)

                                               Common Stock      Capital in
                                            ------------------    Excess of    Accumulated
                                             Shares    Amount     Par Value      Deficit
                                            ------------------   -----------  ------------

BALANCES, June 30, 1997                     2,228,333  $22,283   $5,752,317   $(1,066,954)

COMMON STOCK, issued to outside directors         892       9         4,491

WARRANTS GRANTED FOR SERVICES                                         8,012

INITIAL PUBLIC OFFERING EXPENSES                                     (1,667)

NET LOSS                                                                         (228,888)
                                            ---------  -------   ----------   -----------

BALANCES, September 30, 1997                2,229,225  $22,292   $5,763,153   $(1,295,842)
                                            =========  =======   ==========   ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                          ----------------------
                                                             1997       1996
                                                          ----------- ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $ (228,888) $  71,927
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                             56,496      6,251
    Expenses recorded in connection with warrants granted      8,012
    Provision for returns                                    902,000
    Common stock issued to outside directors                   4,500
    Increase (decrease) in cash attributable
     to changes in assets and liabilities:
      Accounts receivable                                 (1,561,562)    64,275
      Accrued interest receivable                              6,629
      Prepaid production costs                               116,357    (14,746)
      Prepaid record master costs                            (80,307)
      Other current assets                                    13,925     (5,830)
      Other                                                  (19,000)
      Deferred revenues                                     (318,555)    16,677
      Accrued payroll and related expenses                  (204,941)    33,750
      Retirement contributions payable                                  (30,000)
      Accrued expenses and other current liabilities         410,822    (61,097)
                                                          ----------  ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (894,512)    81,207
                                                          ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (113,839)
  Construction in progress                                  (252,788)
                                                          ----------  ---------
NET CASH USED IN INVESTING ACTIVITIES                       (366,627)
                                                          ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Expenses related to issuance of common stock                (1,667)
  Payments for deferred registration costs                               (5,000)
                                                          ----------  ---------

NET CASH USED IN FINANCING ACTIVITIES                         (1,667)    (5,000)
                                                          ----------  ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS           (1,262,806)    76,207

CASH AND EQUIVALENTS, beginning of period                  5,086,118     82,813
                                                          ----------  ---------

CASH AND EQUIVALENTS, end of period                       $3,823,312  $ 159,020
                                                          ==========  =========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                             Three Months Ended
                                                               September 30,
                                                             ------------------
                                                               1997      1996
                                                             ---------  -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
 cash paid during the period for income taxes                $  10,010  $   -
                                                             =========  =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Stock issued in exchange for services                      $   4,500  $   -
                                                             =========  =======

  Warrants granted                                           $   8,012  $   -
                                                             =========  =======

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

         The financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and Subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of results for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's June 30, 1997 Form 10-KSB.

NOTE 2 - BUSINESS AND ORGANIZATION:

         The Company was formed on July 18, 1996 and in July 1996 issued 125,000 shares of common stock. In October 1996, the Company issued 873,000 shares of common stock in exchange for the outstanding stock of its subsidiaries in a transaction accounted for as a pooling of interest, whereby, the financial statements for all periods prior to the combination were restated to reflect the combined operations of its subsidiaries, All Access Entertainment Management Group, Inc. ("All Access"), a musical artist management company incorporated in New York, Picture Vision, Inc. ("Picture Vision"), a video production company incorporated in Tennessee, and John Loeffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave") a creator of music scores and advertising themes for television and radio, which was incorporated in New York. In February 1997, the Company incorporated its record label, Push Records Inc. ("Push") to operate in the recorded music business.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation - The consolidated financial statements include the accounts of Paradise Music & Entertainment, Inc. and its wholly-owned subsidiaries, Rave, Picture Vision, All Access and Push. All significant intercompany transactions and balances have been eliminated in consolidation.

         Cash and Equivalents - For the purpose of preparing the statement of cash flows, cash and equivalents include cash on hand and highly liquid investments with maturities of less than three months from the purchase date, and at times exceeds the Federal Deposit Insurance Corporation coverage of $100,000. Management regularly monitors the financial condition of the financial institutions in order to keep the potential risk to a minimum.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Revenue Recognition - Commercial music production revenues and the related production costs are recognized upon acceptance of the music production by the client. Royalty and residual income is recognized when received. For projects which are short in duration (primarily less than one month), video production revenues and related production costs are recorded upon completion of the video. For projects that have a longer term, video production revenues and related production costs are recorded using the percentage-of-completion method which recognizes income as work on the project progresses. Music artist management revenues are recognized when received and, in accordance with industry custom, the Company frequently operates its business based on oral agreements and purchase orders with its artists and customers. Pursuant to these arrangements the Company receives up to 20% of the gross revenues received in connection with artist entertainment related earnings less certain standard industry costs. Record label revenues are recognized when records are shipped and a reserve for returns is established against gross revenues. Costs incurred in connection with the start-up of the Company's record label have been expensed. Costs which are directly related to the production of the records will be capitalized and amortized over the expected life of the record, to the extent there is reasonable assurance that these costs will be recoverable from future sales. The Company is accounting for these costs in accordance with Statement of Financial Accounting Standards
         (SFAS) No. 50, "Financial Reporting in the Record and Music Industry".

         Income (Loss) Per Common Share - Income (loss) per common share is computed based on net income (loss) applicable to common shareholders divided by the weighted average number of common shares outstanding. The weighted average includes shares issued within one year of the Company's IPO with an issue price less than the IPO price, using the treasury stock method.

         Unaudited Financial Statements - The financial statements as of September 30, 1997 and for the three months ended September 30, 1997 and 1996 are unaudited. These financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. All such adjustments, if any, are of a normal recurring nature.

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

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - COMMITMENTS:

         In October 1996, the Company entered into employment agreements, as amended (the "Agreements"), with four of its executives (the "Executives"). Each of the Agreements were for a period of three years and provided for annual base salaries of $150,000.

         Effective July 1, 1997, these agreements were replaced by new agreements. Each of the agreements is for a period of two years and provides annual salaries of between $300,000 to $325,000. If an Executive's subsidiary reports a pretax loss, such related Executive's salary will be reduced, but not below $150,000 per annum, to reflect a pretax breakeven and such reduction will be recorded as an advance with interest payable at prime plus 1% in approximately three years. In addition, such Executive's salary will be reduced for the subsequent year by the amount of such reduction but not below $150,000. Pursuant to these agreements, two bonus plans have been established for the benefit of the Executives based upon attainment of certain financial results.

         For the three months ended September 30, 1997 approximately $306,000 has been expensed under the bonus plans and employment agreements and are included in marketing, selling, general and administrative expenses.

NOTE 5 - ECONOMIC DEPENDENCY:

         Approximately $67,000 and $99,000 of commercial production revenues for the three months ended September 30, 1997 and 1996, respectively, were derived from one advertising agency. Approximately $297,000 and $273,000 of musical talent management revenues for the three months ended September 30, 1997 and 1996, respectively, were derived from two musical artists. For the three months ended September 30, 1997 and 1996 approximately $2,575,000 and $468,000 of video production revenues were derived from one and six artists, respectively. Approximately $386,000 of record shipments were derived from one customer for the three months ended September 30, 1997. At September 30, 1997, approximately $538,000 was owed in the aggregate to the Company from these artists and customers.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

The Company currently derives most of its revenues from: the production of original music scores and advertising themes for television, radio, and film; the production of music videos used to promote music artists and music specials and programs for television networks and other video broadcasters; the management of music artists and the record business.

The Company believes the results of operations of its operating subsidiaries are subject to seasonal variations. As such, the Company's results of operations from period to period may be materially affected. The timing of new record releases, for example, could materially impact the Company's operating results. Additionally, due to the success of particular artists, artists' touring schedules and the timing of music television specials, it is possible that the Company could also experience material fluctuations in revenue from year to year.

During fiscal 1998, the Company expects to expand its four wholly-owned subsidiaries (Rave, Picture Vision, All Access and Push), and implement its acquisition program. The Company expects to initially target acquisitions and joint venture arrangements with small complementary businesses in the music and entertainment industry of up to $5,000,000. The Company's failure to expand its business in an efficient manner could have a material adverse effect on its business, operating results and financial condition.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

                Three Months Ended September 30, 1997 Compared to
                      Three Months Ended September 30, 1996

Commercial music production revenues decreased to $173,858 for the three months ended September 30, 1997 from $179,375 for the three months ended September 30, 1996, a decrease of $5,517 or 3.1% while commercial music production costs of sales increased to $91,461 for the three months ended September 30, 1997 from $64,807 for the three months ended September 30, 1996, an increase of $26,654 or 41.1%. The decrease in revenues was due to a decrease of residual and royalty income. The increase in costs was primarily due to costs incurred in connection with a television series which had no related revenues. The level of residual and royalty income varies from period to period based upon the number of compositions airing at any one time, the medium on which such compositions are aired and the frequency of such airings. As a result of the foregoing, gross profit as a percentage of commercial music production revenues decreased to 47.4% for the three months ended September 30, 1997 from 63.9% for the three months ended September 30, 1996.

Video production revenues increased to $3,287,376 for the three months ended September 30, 1997 from $633,693 for the three months ended September 30, 1996, an increase of $2,653,683 or 418.8%, while video production costs of sales increased to $2,897,050 for the three months ended September 30, 1997 from $494,894 for the three months ended September 30, 1996, an increase of $2,402,156 or 485.4%. The increase in both revenues and costs are primarily due to the Garth Brooks HBO Special which was completed in August.

Gross profit from video production revenues increased to $390,326 for the three months ended September 30, 1997 from $138,799 for the three months ended September 30, 1996, an increase of $251,527 or 181.2%. Gross profit as a percentage of video production revenues decreased to 11.9% for the three months ended September 30, 1997 as compared to 21.9% for the three months ended September 30, 1996. The current period's gross profit includes the Garth Brooks HBO Special which was a very significant and profitable project that was completed in August, however, the gross profit percentage on this project was lower than the Company's historical gross profit percentage on its smaller projects. If this project were excluded the profitability on the remaining projects would have been slightly lower than last year.

Music artist management revenues increased to $340,368 for the three months ended September 30, 1997 from $274,920 for the three months ended September 30, 1996, an increase of $65,448 or 23.8%. The increase was primarily attributable to an increase in the number of concerts performed by an artist. The Company's music artist management operations have no cost of sales associated with it since no products are produced.

Record label revenues for the three months ended September 30, 1997 were $386,383 and resulted from shipments of Daryl Hall & John Oates' recently released album "Marigold Sky". Gross margin amounted to $195,210. There were no record label sales for the three months ended September 30, 1996.

The Company's marketing, selling, general and administrative expenses increased to $1,282,803 for the three months ended September 30, 1997 from $455,160 for the three months ended September 30, 1996, an increase of $827,643. The increase is principally attributable to the start-up of Push, expenses to promote "Marigold Sky", building an infrastructure to operate and manage a public company and executive compensation.

The Company's income (loss) before income taxes decreased to a loss of $215,888 for the three months ended September 30, 1997 compared with a profit of $73,127 for the three months ended September 30, 1996, a decrease of $300,815 or 411.4%. The decrease was primarily due to the increase in marketing, selling, general and administrative expenses described above.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

During the three months ended September 30, 1997, the Company used cash for operating activities in the amount of $894,512 as compared to a generation of $81,207 for the three months ended September 30, 1996. This decrease was primarily attributable to the an increase in accounts receivable and a decrease in deferred revenue offset by an increase in net income and accrued expenses.

During the three months ended September 30, 1997, the Company used cash for investing activities in the amount of $366,627. The cash was used for construction in the Company's newly leased facility and the purchase of property and equipment.

During the next six to twelve months, the Company will be investing approximately $300,000 in expanding its core businesses through increased marketing and promotion efforts. This amount includes increasing the size of the Company's marketing staff and certain equipment and computer purchases. In addition, the Company is in the process of consolidating its New York operations in a new facility, before the end of the fiscal year. The Company negotiated a ten year lease for approximately 20,000 square feet at a rental of approximately $22,000 per month. Such relocation will include the construction of recording studios. The ultimate costs of this are currently estimated to be $1 million. The Company has begun to expend funds for Push Records. It is contemplated that the expenditures required for the development of Push and its anticipated releases over the next twelve months can be met from the funds allocated for this purpose in the initial public offering.

The Company believes net cash generated from the proceeds of its initial public offering and cash from operations will be sufficient to meet the Company's operating capital requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing before the end of such 12 month period or thereafter. A significant factor which will affect the Company's need for additional financing is the acquisition program. The establishment of additional record labels or other business in the future could also require the Company to obtain additional capital. If the Company were required to obtain additional capital in the future, there can be no assurance that sources of capital would be available on terms acceptable or favorable to the Company, or at all.

Inflation

The impact of inflation on the Company's operating results has been insignificant in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had a material impact on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

PART II OTHER INFORMATION
-------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           10.24 - Employment Agreement dated as of October 1, 1997 between Rave and Paul Hoffman.

           10.25 - Employment Agreement dated as of July 1, 1997 among the Registrant, Rave and John Loeffler.

           10.26 - Employment Agreement dated as of July 1, 1997 among Registrant, All Access and Richard Flynn.

           10.27 - Employment Agreement dated as of July 1, 1997 among Registrant, Push Records and Brian Doyle.

           10.28 - Employment Agreement dated as of July 1, 1997 among Registrant, Picture Vision and Jon Small.

           27 - Financial Data Schedule

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                     PARADISE MUSIC & ENTERTAINMENT, INC.


                                     By: /s/ John Loeffler
                                         ---------------------------------------
                                         John Loeffler, Chairman of the Board,
                                         Chief Executive Officer and President


                                     By: /s/ Joseph A. Gallo
                                         ---------------------------------------
                                         Joseph A. Gallo, Senior Vice President
                                         and Chief Financial Officer

Date:  November 14, 1997