Form 10QSB
period 1997-12-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 1998-02-12
CIK 1024464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1997
                               ----------------------------------

                                       OR

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________________ to ____________________

Commission file number                          1-12635
                       ---------------------------------------------------------

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                     (Exact name of small business issuer as
                            specified in its charter)

          Delaware                                               13-3906452
-------------------------------------------------      -------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

 53 West 23rd Street, New York, New York                            10010
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(Issuer's telephone number          (212) 590-2100
                           -----------------------------------------------------

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

      At February 10, 1998, the Issuer had 2,230,559 shares of Common Stock, $.01 par value, outstanding.

      Transitional Small Business Disclosure Format   Yes  |_|     No  |X|

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART I          FINANCIAL INFORMATION                                       PAGE
------          ---------------------                                       ----

Item 1.         Financial Statements

                  Consolidated Balance Sheets as of
                   December 31, 1997 (Unaudited) and June 30, 1997             3

                  Consolidated Statements of Operations for the
                   Six and Three Months Ended December 31, 1997
                   and 1996 (Unaudited)                                        4

                  Consolidated Statements of Stockholders' Equity
                   for the Six Months Ended December 31, 1997 (Unaudited)      5

                  Consolidated Statements of Cash Flows for the
                   Six Months Ended December 31, 1997 and 1996 (Unaudited)   6-7

                  Notes to Consolidated Financial Statements (Unaudited)    8-10

Item 2.         Management's Discussion and Analysis of Results
                 of Operations and Financial Condition                     11-14

PART II         OTHER INFORMATION
-------         -----------------

Item 6.         Exhibits and Reports on Form 8-K                              15

                Signature Page                                                16

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      December 31,    June 30,
                                                          1997          1997
                                                      -----------   -----------
                                                      (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and equivalents                                $ 2,107,758   $ 5,086,118
  Accrued interest receivable                               8,006        23,162
  Accounts receivable, less reserve for returns
   of $497,000 at December 31, 1997                     1,734,542        52,240
  Prepaid video production costs                          417,002       235,645
  Prepaid record master costs                             273,395       350,160
  Other current assets                                    157,550        46,216
                                                      -----------   -----------
       Total current assets                             4,698,253     5,793,541

PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization                            207,560       146,754
                                                      -----------   -----------

CONSTRUCTION IN PROGRESS                                  733,541
                                                      -----------   -----------

OTHER:
  Restricted cash                                         350,000
  Other                                                    36,487        14,072
                                                      -----------   -----------
                                                          386,487        14,072
                                                      -----------   -----------

                                                      $ 6,025,841   $ 5,954,367
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Deferred revenues                                   $   694,811   $   501,073
  Accrued payroll and related expenses                    137,993       374,590
  Accrued expenses and other current liabilities        1,235,650       371,058
                                                      -----------   -----------
       Total current liabilities                        2,068,454     1,246,721
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued
  Common stock, $.01 par value,
   authorized 20,000,000 shares,
   issued and outstanding 2,230,559 and
   2,228,333 shares, respectively                          22,305        22,283
  Capital in excess of par value                        5,793,861     5,752,317
  Accumulated deficit                                  (1,858,779)   (1,066,954)
                                                      -----------   -----------
       Total stockholders' equity                       3,957,387     4,707,646
                                                      -----------   -----------

                                                      $ 6,025,841   $ 5,954,367
                                                      ===========   ===========


          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Six Months Ended          Three Months Ended
                                         December 31,              December 31,
                                  ------------------------  ------------------------
                                      1997         1996         1997          1996
                                  -----------   ----------  -----------   ----------
REVENUES                          $ 6,491,032   $2,275,356  $ 2,303,047   $1,187,368
                                  -----------   ----------  -----------   ----------

OPERATING EXPENSES:
 Cost of sales                      4,426,581    1,330,987    1,246,897      771,286
 Selling, general and
  administrative                    2,940,606      861,242    1,657,803      406,082
                                  -----------   ----------  -----------   ----------
       Total operating
        expenses                    7,367,187    2,192,229    2,904,700    1,177,368
                                  -----------   ----------  -----------   ----------

OPERATING INCOME (LOSS)              (876,155)      83,127     (601,653)      10,000

INTEREST INCOME                        93,330                    34,716
                                  -----------   ----------  -----------   ----------

INCOME (LOSS) BEFORE INCOME
 TAXES                               (782,825)      83,127     (566,937)      10,000

INCOME TAX PROVISION
 (BENEFIT)                              9,000        3,700       (4,000)       2,500
                                  -----------   ----------  -----------   ----------

INCOME (LOSS) APPLICABLE TO
 COMMON SHAREHOLDERS              $  (791,825)  $   79,427  $  (562,937)  $    7,500
                                  ===========   ==========  ===========   ==========


BASIC AND DILUTED INCOME
 (LOSS) PER COMMON SHARE          $      (.36)  $      .08  $      (.25)  $      .01
                                  ===========   ==========  ===========   ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN
 COMPUTING BASIC AND DILUTED
 INCOME (LOSS) PER COMMON SHARE     2,228,801    1,039,167    2,229,240    1,039,167
                                  ===========   ==========  ===========   ==========

PRO FORMA DATA

INCOME BEFORE PRO FORMA INCOME
 TAXES                                          $   83,127                $   10,000

PRO FORMA INCOME TAXES                              25,000                     3,000
                                                ----------                ----------

PRO FORMA NET INCOME APPLICABLE
 TO COMMON SHAREHOLDERS                         $   58,127                $    7,000
                                                ==========                ==========

PRO FORMA BASIC AND DILUTED
 INCOME PER COMMON SHARE                        $      .06                $      .01
                                                ==========                ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN COMPUTING
 PRO FORMA BASIC AND DILUTED
 INCOME PER COMMON SHARE                         1,039,167                 1,039,167
                                                ==========                ==========


            See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Six Months Ended December 31, 1997
                                   (Unaudited)

                                      Common Stock    Capital in
                                  ------------------   Excess of    Accumulated
                                    Shares    Amount   Par Value      Deficit
                                  ---------  -------  -----------   -----------

BALANCES, June 30, 1997           2,228,333  $22,283  $ 5,752,317   $(1,066,954)

COMMON STOCK, issued to
 outside directors                    2,226       22        8,978

WARRANTS GRANTED FOR
 SERVICES                                                  34,233

INITIAL PUBLIC OFFERING
 EXPENSES                                                  (1,667)

NET LOSS                                                               (791,825)
                                  ---------  -------  -----------   -----------

BALANCES, December
 31, 1997                         2,230,559  $22,305  $ 5,793,861   $(1,858,779)
                                  =========  =======  ===========   ===========


          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                               December 31,
                                                        -----------------------
                                                            1997         1996
                                                        -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      $  (791,825)  $  79,427
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
   Depreciation and amortization                            249,876      12,502
   Expenses recorded in connection with warrants
    granted                                                  34,233
   Provision for returns                                    508,649
   Common stock issued to outside directors                   9,000
   Increase (decrease) in cash attributable
    to changes in assets and liabilities:
     Accounts receivable                                 (2,190,951)    (41,158)
     Accrued interest receivable                             15,156
     Prepaid video production costs                        (181,357)      8,255
     Prepaid record master costs                            (95,805)
     Other current assets                                  (144,668)     (1,946)
     Other                                                  (23,747)
     Deferred revenues                                      193,738      (9,652)
     Accrued payroll and related expenses                  (236,597)     53,481
     Retirement contributions payable                                   (30,000)
     Accrued expenses and other current liabilities         864,592     (25,636)
                                                        -----------   ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (1,789,706)     45,273
                                                        -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                       (103,446)    (36,674)
 Construction in progress                                  (733,541)
 Restricted cash                                           (350,000)
                                                        -----------   ---------

NET CASH USED IN INVESTING ACTIVITIES                    (1,186,987)    (36,674)
                                                        -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments for deferred registration costs                              (165,307)
 Proceeds from note payable, bank                                       100,000
 Proceeds from issuance of common stock, net of
  expenses                                                   (1,667)    210,587
                                                        -----------   ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (1,667)    145,280
                                                        -----------   ---------

NET INCREASE (DECREASE) IN CASH                          (2,978,360)    153,879

CASH, beginning of period                                 5,086,118      82,813
                                                        -----------   ---------

CASH, end of period                                     $ 2,107,758   $ 236,692
                                                        ===========   =========


          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                       Six Months Ended
                                                          December 31,
                                                      ------------------
                                                        1997      1996
                                                      --------  --------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Stock issued in exchange for services               $  9,000  $ 12,000
                                                      ========  ========

  Warrants granted                                    $ 34,233  $     --
                                                      ========  ========

  Reclassification of prior "S" corporation retained
   earnings                                           $     --  $192,162
                                                      ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
 cash paid during the period for income taxes         $ 10,010  $     --
                                                      ========  ========


          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

         The financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and Subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's June 30, 1997 Form 10-KSB.

NOTE 2 - BUSINESS AND ORGANIZATION:

         The Company was formed on July 18, 1996 and in July 1996 issued 125,000 shares of common stock. In October 1996, the Company issued 873,000 shares of common stock in exchange for the outstanding stock of its subsidiaries in a transaction accounted for as a pooling of interest, whereby the financial statements for all periods prior to the combination were restated to reflect the combined operations of its subsidiaries, All Access Entertainment Management Group, Inc. ("All Access"), a musical artist management company incorporated in New York, Picture Vision, Inc. ("Picture Vision"), a video production company incorporated in Tennessee, and John Leffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave") a creator of music scores and advertising themes for television and radio, which was incorporated in New York. In February 1997, the Company incorporated a new subsidiary, Push Records Inc. ("Push") to operate in the recorded music business.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation - The consolidated financial statements include the accounts of Paradise Music & Entertainment, Inc. and its wholly-owned subsidiaries, Rave, Picture Vision, All Access and Push. All significant intercompany transactions and balances have been eliminated in consolidation.

         Cash and Equivalents - For the purpose of preparing the statement of cash flows, cash and equivalents include cash on hand and highly liquid investments with maturities of less than three months from the purchase date, which at times exceeds the Federal Deposit Insurance Corporation coverage of $100,000. Management regularly monitors the financial condition of the financial institutions in order to keep the potential risk to a minimum.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Revenue Recognition - Commercial music production revenues and the related production costs are recognized upon acceptance of the music production by the client. Royalty and residual income is recognized when received. For projects which are short in duration (primarily less than one month), video production revenues and related production costs are recorded upon completion of the video. For projects that have a longer term, video production revenues and related production costs are recorded using the percentage-of-completion method which recognizes income as work on the project progresses. Music artist management revenues are recognized when received and, in accordance with industry custom, the Company frequently operates its business based on oral agreements and purchase orders with its artists and customers. Pursuant to these arrangements the Company receives up to 20% of the gross revenues received in connection with artist entertainment related earnings less certain standard industry costs. Record label revenues are recognized when records are shipped and a reserve for returns is established against gross revenues. Costs incurred in connection with the start-up of the Company's record label have been expensed. Costs which are directly related to the production of the records are capitalized and amortized over the expected life of the record, to the extent there is reasonable assurance that these costs will be recoverable from future sales. The Company is accounting for these costs in accordance with Statement of Financial Accounting Standards
         (SFAS) No. 50, "Financial Reporting in the Record and Music Industry".

         Income (Loss) Per Common Share - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior period income (loss) information has been restated as required by the SFAS No. 128. The restatement had no effect on previously reported income per share.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - COMMITMENTS:

         In October 1996, the Company entered into employment agreements, as amended (the "Agreements"), with four of its executives (the "Executives"). Each of the Agreements was for a period of three years and provided for annual base salaries of $150,000 plus bonuses.

         Effective July 1, 1997, these agreements were replaced by new agreements. Each of the new agreements is for a period of two years and provides for annual salaries between $300,000 and $325,000. If an Executive's subsidiary reports a pretax loss, such related Executive's salary will be reduced, but not below $150,000 per annum, to reflect a pretax breakeven and such reduction will be recorded as an advance with interest payable at prime plus 1% and will be payable over three years. In addition, such Executive's salary will be reduced for the subsequent year by the amount of such reduction but not below $150,000. Pursuant to these agreements, two bonus plans have been established for the benefit of the Executives based upon attainment of certain financial results.

         On October 1, 1997, the Company entered into an employment agreement (the "Agreement") with an individual who will manage the Company's Los Angeles commercial music division. The Agreement provides for the individual to receive as compensation an amount equal to 75% of the first $350,000 of the division's gross margin and 15% of the division's gross margin above $350,000. In addition, this individual has been granted options to purchase 100,000 shares of the Company's common stock at $4.75 per share which vest at various times during the term of the Agreement.

         For the six and three months ended December 31, 1997 approximately $623,000 and $317,000 has been expensed under the bonus plans and employment agreements and are included in selling, general and administrative expenses.

NOTE 5 - ECONOMIC DEPENDENCY:

         Approximately $158,000 and $135,000 of commercial production revenues for the six months ended December 31, 1997 and 1996, respectively, were derived from one advertising agency. For the three months ended December 31, 1997 and 1996 approximately $103,000 and $36,000 of commercial production revenues were derived from the same advertising agency, respectively. Approximately $370,000 and $193,000 of musical talent management revenues for the six months ended December 31, 1997 and 1996, respectively, were derived from one and three musical artists. For the three months ended December 31, 1997 approximately $124,000 of musical talent management revenues were derived from one musical artist. For the six months ended December 31, 1997 and 1996, approximately $2,716,000 and $160,000, respectively, of video production revenues were derived from one artist. For the three months ended December 31, 1997 and 1996 approximately $108,000 and $630,000 of video production revenues were derived from one and seven artists, respectively. For the six months ended December 31, 1997, approximately $1,510,000 of record label revenues were derived from one customer. For the three months ended December 31, 1997, approximately $1,124,000 of record label revenues were derived from one customer. At December 31, 1997, approximately $1,534,000 was owed in the aggregate to the Company from these artists and customers.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 Six Months Ended December 31, 1997 Compared to
                       Six Months Ended December 31, 1996

Commercial music production revenues increased to $608,988 for the six months ended December 31, 1997 from $410,732 for the six months ended December 31, 1996, an increase of $198,256 or 48.3% while commercial music production costs of sales increased to $239,611 for the six months ended December 31, 1997 from $139,856 for the six months ended December 31, 1996, an increase of $99,755 or 71.3%. The increase in revenues was due to an increase of residual and royalty income and the addition of revenue from Rave's new Los Angeles operation. The increase in costs was primarily due to costs incurred in connection with a television series which had no related revenues. The level of residual and royalty income varies from period to period based upon the number of compositions airing at any one time, the medium on which such compositions are aired and the frequency of such airings. As a result of the foregoing, gross profit as a percentage of commercial music production revenues decreased to 60.7% for the six months ended December 31, 1997 from 65.9% for the six months ended December 31, 1996.

Video production revenues increased to $3,906,831 for the six months ended December 31, 1997 from $1,472,253 for the six months ended December 31, 1996, an increase of $2,434,578 or 165.4%, while video production costs of sales increased to $3,358,805 for the six months ended December 31, 1997 from $1,191,131 for the six months ended December 31, 1996, an increase of $2,167,674 or 182.0% which is in proportion to the increase in sales.

Gross profit from video production revenues increased to $548,026 for the six months ended December 31, 1997 from $281,122 for the six months ended December 31, 1996 an increase of $266,904 or 94.9%. Gross profit as a percentage of video production revenues decreased to 14% for the six months ended December 31, 1997 as compared to 19.1% for the comparable prior period. The current period's gross profit includes the Garth Brooks HBO Special which was a very significant and profitable project that was completed in August; however, the gross profit percentage on this project was lower than the Company's historical gross profit percentage on its smaller projects. If this project were excluded, the profit percentage on the remaining projects would have been greater than last year.

Music artist management revenues increased to $464,362 for the six months ended December 31, 1997 from $393,371 for the six months ended December 31, 1996, an increase of $70,991 or 18.0%. The increase was attributable to an increase in the number of concerts performed by one artist. The Company's music artist management operations have no cost of sales associated with it since no products are produced.

Record label revenues for the six months ended December 31, 1997 were $1,510,851 and resulted from shipments of Daryl Hall & John Oates recently released album "Marigold Sky". Gross margin amounted to $682,686. There were no record label sales for the six months ended December 31, 1996.

The Company's selling, general and administrative expenses increased to $2,940,606 for the six months ended December 31, 1997 from $861,242 for the six months ended December 31, 1996, an increase of $2,079,364 or 241.4%. The increase is primarily attributable to the start-up of Push, expenses to promote "Marigold Sky", building an infrastructure to operate and manage a public company and executive compensation.

The Company's income (loss) before income taxes resulted in a loss of $782,825 for the six months ended December 31, 1997 compared with a profit of $83,127 for the six months ended December 31, 1996, a decrease of $865,952. The decrease was primarily due to the increase in selling, general and administrative expenses described above.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                Three Months Ended December 31, 1997 Compared to
                      Three Months Ended December 31, 1996

Commercial music production revenues increased to $435,130 for the three months ended December 31, 1997 from $231,357 for the three months ended December 31, 1996, an increase of $203,773 or 88.1% while commercial music production costs of sales increased to $148,150 for the three months ended December 31, 1997 from $75,049 for the three months ended December 31, 1996, an increase of $73,101 or 97.4%. The increase in revenues was primarily due to an increase of residual and royalty income and the addition of revenue from Rave's new Los Angeles operation. The increase in costs was primarily due to costs incurred in connection with a television series which had no related revenues and an overall increase in volume.

As a result of the foregoing, gross profit as a percentage of commercial music revenues decreased to 65.9% for the three months ended December 31, 1997 from 67.6% for the comparable prior period.

Video production revenues decreased to $619,455 for the three months ended December 31, 1997 from $837,560 for the three months ended December 31, 1996, a decrease of $218,105 or 26.0%. Video production revenues were less in 1997 than in 1996 primarily due to a decrease in the number of videos produced.

Cost of sales for video productions decreased to $461,755 for the three months ended December 31, 1997 from $696,237 for the three months ended December 31, 1996, a decrease of $234,482 or 33.7%. The decrease was primarily attributable to the decrease in video production revenues.

Gross profit as a percentage of video production revenues increased to 25.4% for the three months ended December 31, 1997 from 16.9% for the three months ended December 31, 1996, as the 1997 jobs were in the aggregate more profitable.

Music artist management revenues increased to $123,994 for the three months ended December 31, 1997 from $118,451 for the three months ended December 31, 1996, an increase of $5,543 or 4.7%. The Company's music artist management operations has no cost of sales associated with it.

Record label revenues for the three months ended December 31, 1997 were $1,124,468 and resulted from shipments of Daryl Hall & John Oates recently released album "Marigold Sky". Gross margin amounted to $487,476. There were no record label sales for the three months ended December 31, 1996.

The Company's selling, general and administrative expenses increased to $1,657,803 for the three months ended December 31, 1997 from $406,082 for the three months ended December 31, 1996, an increase of $1,251,721 or 308.2%. The increase is primarily attributable to the start-up of Push, expenses to promote "Marigold Sky", building an infrastructure to operate and manage a public company and executive compensation.

The Company's income (loss) before income taxes resulted in a loss of $566,937 for the three months ended December 31, 1997 compared with a profit of $10,000 for the three months ended December 31, 1996. The decrease was primarily attributable to the increase in selling, general and administrative expenses as noted above.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

During the six months ended December 31, 1997, the Company had used cash in operating activities in the amount of $1,789,706 as compared to cash provided by operating activities of $45,273 for the six months ended December 31, 1996. This decrease was primarily attributable to decreases in net income, accrued payroll and related expenses, and increases in accounts receivable, prepaid costs and other current assets partially offset by increases in deferred revenues and accrued expenses and other current liabilities.

During the six months ended December 31, 1997, the Company used cash for investing activities in the amount of $1,186,987 as compared to cash used for investing activities of $36,674 for the six months ended December 31, 1996. The cash was used for the construction of the Company's newly leased facility and the purchase of property and equipment and cash which collateralizes a letter of credit in connection with the leased facility.

During the six months ended December 31, 1997, the Company had net cash provided by financing activities of $1,667 compared to net cash used in financing activities of $145,280 for the six months ended December 31, 1996. In the 1996 period the Company received net proceeds of approximately $210,000 from the sale of 78,333 shares of common stock and $100,000 from a bank loan by Republic National Bank to one of its subsidiaries, guaranteed by the Company. The Company used approximately $165,000 for deferred registration costs.

During the current fiscal year, the Company expects to invest approximately $300,000 in expanding its core businesses through increased marketing and promotion efforts. This amount includes increasing the size of the Company's marketing staff and certain equipment and computer purchases. In addition, the Company will complete the construction of its newly leased facility. The ultimate costs of the construction are expected to approximate $1.1 million. The Company has begun to expend funds for the establishment of its record label.

The Company believes that cash generated from the proceeds of the initial public offering, cash from operations and current cash balances will be sufficient to meet the Company's operating capital requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing before the end of such 12 month period. A significant factor which will affect the Company's need for additional financing is the Company's acquisition program. The establishment of additional record labels or other business in the future could also require the Company to obtain additional capital. If the Company were required to obtain additional capital in the future, there can be no assurance that sources of capital will be available on terms acceptable to the Company.

Inflation

The impact of inflation on the Company's operating results has been insignificant in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had a material impact on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.29 Employment Agreement Amendment dated as of July 1, 1997 among
                  Registrant, Rave and John Loeffler

            10.30 Employment Agreement Amendment dated as of July 1, 1997 among
                  Registrant, All Access and Richard Flynn

            10.31 Employment Agreement Amendment dated as of July 1, 1997 among
                  Registrant, Push Records and Brian Doyle

            10.32 Employment Agreement Amendment dated as of July 1, 1997 among
                  Registrant, Picture Vision and Jon Small

            10.33 Employment Agreement dated as of December 1, 1997 between
                  Registrant and Joseph Gallo

            10.34 Consulting Agreement dated January 15, 1998 between Registrant and Thomas J. Edelman

            10.35 Consulting Agreement dated January 15, 1998 between Registrant and Thomas Cohen

            10.36 Outside Director Compensation Agreement dated January 15, 1998 between Registrant and Thomas J. Edelman

            10.37 Outside Director Compensation Agreement dated January 15, 1998 between Registrant and Thomas Cohen

            10.38 Personal Services Agreement between Push Records and Bruce M.
                  Somers and Nancy Free p/k/a/ Kidney Thieves

            10.39 Form of Licensing Agreement dated November 4, 1997 between
                  Push Records and Eagle Rock Entertainment, PLC.

            27 - Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                   PARADISE MUSIC & ENTERTAINMENT, INC.


                                   By: /s/ John Loeffler
                                       -----------------------------------------
                                       John Loeffler, Chairman of the Board,
                                       Chief Executive Officer and President


                                   By: /s/ Joseph A. Gallo
                                       -----------------------------------------
                                       Joseph A. Gallo, Senior Vice President
                                       and Chief Financial Officer

Date: February 11, 1998