Form 10QSB
period 1998-03-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 1998-05-15
CIK 1024464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998
                               -----------------------------------------

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                            to
                              ---------------------------    ------------------

Commission file number                          1-12635
                     ----------------------------------------------------------

                      PARADISE MUSIC & ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                Delaware                                     13-3906452
--------------------------------------------------------------------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

   53 West 23rd Street, New York, New York                            10010
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Issuer's telephone number          (212) 590-2100
                          ------------------------------------------------------

Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      At May 5, 1998, the Issuer had 2,231,893 shares of Common Stock, $.01 par value, outstanding.

      Transitional Small Business Disclosure Format Yes |_|  No  |X|

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART I        FINANCIAL INFORMATION                             PAGE

Item 1.       Financial Statements (Unaudited)

               Consolidated Balance Sheets as of
                March 31, 1998 and June 30, 1997                   3

               Consolidated Statements of Operations for the
                Nine and Three Months Ended March 31, 1998
                and 1997                                           4

               Consolidated Statements of Stockholders' Equity
                for the Nine Months Ended March 31, 1998           5

               Consolidated Statements of Cash Flows for the
                Nine Months Ended March 31, 1998 and 1997        6-7

               Notes to Consolidated Financial Statements       8-10

Item 2.       Management's Discussion and Analysis or
              Plan of Operation                                11-14

PART II       OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds           15

Item 4.       Submission of Matters to a Vote of Security Holders 15

Item 6.       Exhibits and Reports on Form 8-K                    15

              Signature Page                                      16

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                      March 31,      June 30,
                                                        1998           1997
                                                     -----------    -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and equivalents                               $ 1,984,679    $ 5,086,118
  Accounts receivable, less reserve for
   returns of $404,000 at March 31, 1998                 847,680         75,402
  Prepaid video production costs                         400,676        235,645
  Prepaid record master costs                            144,904        350,160
  Other current assets                                   154,841         46,216
                                                     -----------    -----------
       Total current assets                            3,532,780      5,793,541
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization                         1,155,829        146,754
                                                     -----------    -----------

OTHER ASSETS:
  Restricted cash                                        350,000             --
  Other                                                   32,247         14,072
                                                     -----------    -----------
                                                     $ 5,070,856    $ 5,954,367
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued payroll and related expenses               $    56,327    $   374,590
  Deferred revenues                                    1,263,777        501,073
  Accrued expenses and other current liabilities       1,236,576        371,058
                                                     -----------    -----------
       Total current liabilities                       2,556,680      1,246,721
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued
  Common stock, $.01 par value,
   authorized 20,000,000 shares,
   issued and outstanding 2,231,893 and
   2,228,333 shares, respectively                         22,318         22,283
  Capital in excess of par value                       5,824,571      5,752,317
  Accumulated deficit                                 (3,332,713)    (1,066,954)
                                                     -----------    -----------
       Total stockholders' equity                      2,514,176      4,707,646
                                                     -----------    -----------
                                                     $ 5,070,856    $ 5,954,367
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Nine Months Ended           Three Months Ended
                                         March 31,                    March 31,
                                 ------------------------   ---------------------------
                                      1998          1997          1998          1997
                                 ------------   -----------   -----------   -----------

REVENUES                         $  8,459,367   $ 2,852,568   $ 1,968,335   $   577,381
                                 ------------   -----------   -----------   -----------

OPERATING EXPENSES:
  Cost of sales                     5,917,935     1,595,834     1,491,354       264,847
  Selling, general and
   administrative                   4,921,645     1,920,544     1,981,039     1,072,808
                                 ------------   -----------   -----------   -----------
       Total operating expenses    10,839,580     3,516,378     3,472,393     1,337,655
                                 ------------   -----------   -----------   -----------

OPERATING LOSS                     (2,380,213)     (663,810)   (1,504,058)     (760,274)

INTEREST INCOME                       121,454        29,977        28,124        29,977
                                 ------------   -----------   -----------   -----------

LOSS BEFORE INCOME TAXES           (2,258,759)     (633,833)   (1,475,934)     (730,297)

INCOME TAX PROVISION (BENEFIT)          7,000      (313,000)       (2,000)     (330,037)
                                 ------------   -----------   -----------   -----------

NET LOSS APPLICABLE TO COMMON
 SHAREHOLDERS                    $ (2,265,759)  $  (320,833)  $(1,473,934)  $  (400,260)
                                 ============   ===========   ===========   ===========

BASIC AND DILUTED LOSS
 PER COMMON SHARE                $      (1.02)  $      (.24)  $      (.66)  $      (.21)
                                 ============   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN
 COMPUTING BASIC AND DILUTED
 LOSS PER COMMON SHARE              2,229,378     1,316,100     2,230,574     1,869,966
                                 ============   ===========   ===========   ===========

      See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Nine Months Ended March 31, 1998
                                   (Unaudited)


                                               Common Stock      Capital in
                                           -------------------    Excess of     Accumulated
                                            Shares      Amount    Par Value       Deficit
                                           ---------   -------   -----------    -----------
BALANCES, June 30, 1997                    2,228,333   $22,283   $ 5,752,317    $(1,066,954)

COMMON STOCK, issued to outside
 directors                                     3,560        35        13,465             --

WARRANTS GRANTED FOR SERVICES                     --        --        60,456             --

INITIAL PUBLIC OFFERING EXPENSES                  --        --        (1,667)            --

NET LOSS                                          --        --            --     (2,265,759)
                                           ---------   -------   -----------    -----------

BALANCES, March 31, 1998                   2,231,893   $22,318   $ 5,824,571    $(3,332,713)
                                           =========   =======   ===========    ===========

      See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                              March 31,
                                                      -------------------------
                                                         1998           1997
                                                      ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(2,265,759)   $  (320,833)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                         458,062         35,644
   Expenses recorded in connection
       with warrants granted                              60,456             --
   Provision for returns                                 500,000             --
   Common stock issued to outside directors               13,500             --
   Deferred tax asset                                         --       (319,000)
   Increase (decrease) in cash attributable
    to changes in assets and liabilities:
    Accounts receivable                               (1,272,278)        92,394
    Prepaid video production costs                      (165,031)       (19,915)
    Prepaid record master costs                         (109,546)            --
    Other                                               (195,798)       (61,728)
    Accrued compensation                                (318,263)        97,878
    Deferred revenues                                    762,704        350,388
    Retirement contributions payable                          --        (30,000)
    Accrued expenses and other current liabilities       865,518        241,363
                                                     -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   (1,666,435)        66,191
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property & equipment                   (1,083,337)       (80,382)
  Restricted cash                                       (350,000)            --
                                                     -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                 (1,433,337)       (80,382)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable, bank                            --        100,000
  Proceeds from issuance of common stock,
       net of expenses                                    (1,667)     5,587,502
  Payments for stockholders' loans                            --            450
                                                     -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (1,667)     5,687,952
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                       (3,101,439)     5,673,761

CASH, beginning of period                              5,086,118         82,813
                                                     -----------    -----------

CASH, end of period                                  $ 1,984,679    $ 5,756,574
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                      Nine Months Ended
                                                          March 31,
                                                     -------------------
                                                       1998       1997
                                                     --------   --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest           $     --   $  2,790
                                                     ========   ========

  Cash paid during the period for income taxes       $ 14,610   $ 58,400
                                                     ========   ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Stock issued in exchange for services              $ 13,500   $ 12,000
                                                     ========   ========

  Warrants granted                                   $ 60,456   $     --
                                                     ========   ========

  Reclassification of prior "S" corporation
     retained earnings                               $     --   $192,162
                                                     ========   ========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

      The financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and Subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations, financial condition, and cash flows for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's June 30, 1997 Form 10-KSB.

NOTE 2 - BUSINESS AND ORGANIZATION:

      The Company was formed on July 18, 1996 and in July 1996 issued 125,000 shares of common stock. In October 1996, the Company issued 873,000 shares of common stock in exchange for the outstanding stock of its subsidiaries in a transaction accounted for as a pooling of interests, whereby the financial statements for all periods prior to the combination were restated to reflect the combined operations of its subsidiaries, All Access Entertainment Management Group, Inc. ("All Access"), a musical artist management company incorporated in New York, Picture Vision, Inc. ("Picture Vision"), a video production company incorporated in Tennessee, and John Leffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave") a creator of music scores and advertising themes for television and radio, which was incorporated in New York. In February 1997, the Company incorporated a new subsidiary, Push Records Inc. ("Push") to operate in the recorded music business.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation - The consolidated financial statements include the accounts of Paradise Music & Entertainment, Inc. and its wholly-owned subsidiaries, Rave, Picture Vision, All Access and Push. All significant intercompany transactions and balances have been eliminated in consolidation.

      Cash and Equivalents - Cash and equivalents include cash on hand and highly liquid investments with maturities of three months or less, from the purchase date, which at times exceeds the Federal Deposit Insurance Corporation coverage of $100,000. Management regularly monitors the financial condition of the financial institutions in order to keep the potential risk to a minimum.

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

      Loss Per Common Share - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, " Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior period loss information has been restated as required by SFAS No. 128. The restatement had no effect on previously reported loss per share.

      NOTE 4 - COMMITMENTS:

      In October 1996, the Company entered into employment agreements, as amended (the "Agreements"), with four of its executives (the "Executives"). Each of the Agreements was for a period of three years and provided for annual base salaries of $150,000 plus bonuses.

      Effective July 1, 1997, these agreements were replaced by new agreements. Each of the new agreements is for a period of two years and provides for annual salaries between $300,000 and $325,000. If an Executive's subsidiary reports a pretax loss, such related Executive's salary will be reduced, but not below $150,000 per annum, to reflect a pretax breakeven and such reduction will be recorded as an advance with interest payable at prime plus 1% and will be payable over three years. In addition, such Executive's salary will be reduced for the subsequent year by the amount of such reduction but not below $150,000. Pursuant to these agreements, two bonus plans have been

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - COMMITMENTS: (Continued)

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

      For the nine and three months ended March 31, 1998 approximately $973,000 and $300,000 has been expensed under the bonus plans and employment agreements and are included in marketing, selling, general and administrative expenses.

NOTE 5 - ECONOMIC DEPENDENCY:

      Approximately $337,000 and $317,000 of commercial production revenues for the nine months ended March 31, 1998 and 1997 were derived from three advertising agencies and one agency, respectively. For the three months ended March 31, 1998 and 1997 approximately $78,000 and $181,000 of commercial production revenues were derived from one advertising agency. Approximately $370,000 and $239,000 of musical talent management revenues for the nine months ended March 31, 1998 and 1997, respectively, were derived from one and two musical artists. For the three months ended March 31, 1998 and 1997, approximately $7,000 and $116,000 of musical talent management revenues were derived from one and two musical artists. For the nine months ended March 31, 1998 and 1997, approximately $3,542,000 and $165,000, respectively, of video production revenues were derived from one and two artists, respectively. For the three months ended March 31, 1998 and 1997 approximately $825,000 and $178,000 of video production revenues were derived from one and four artists, respectively. For the nine months ended March 31, 1998, approximately $1,852,000 of record label revenues were derived from one customer. For the three months ended March 31, 1998 approximately $342,000 of record label revenues were derived from one customer. At March 31, 1998, approximately $239,000 was owed in the aggregate to the Company from these artists and customers.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company currently derives most of its revenues from: the production of original music scores and advertising themes for television, radio, and film; the production of music videos used to promote music artists and music specials and programs for television networks and other video broadcasters; the management of music artists; and the record business.

The Company believes the results of operations of its operating subsidiaries are subject to seasonal variations, which variations may initially offset each other. As such, the Company's results of operations from period to period may be materially affected. The timing of new record releases, for example, could materially impact the Company's operating results. Additionally, due to the success of particular artists, artists' touring schedules and the timing of music television specials, it is possible that the Company could also experience material fluctuations in revenue from year to year.

Forward Looking Statements

Except for the historical information contained herein, this quarterly report on Form 10-QSB may contain forward- looking statements with the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company to obtain adequate financing to continue its current operations, risks associated with the ability to produce additional albums which are commercially successful, dependence on senior management, risks inherent in the recorded music industry, the Company's ability to contract with recording artists, the Company's ability to manage growth and the success of the Company's music and entertainment acquisition program. The forward-looking statements contained herein represent the Company's judgment as of the date of this report hereof, and the Company cautions readers not to place undue reliance on such statements.

                  Nine Months Ended March 31, 1998 Compared to
                        Nine Months Ended March 31, 1997

Commercial music production revenues increased to $985,462 for the nine months ended March 31, 1998 from $657,451 for the nine months ended March 31, 1997, an increase of $328,011 or 49.9% while commercial music production costs of sales increased to $409,386 for the nine months ended March 31, 1998 from $257,292 for the nine months ended March 31, 1997, an increase of $152,094 or 59.1%. The increase in revenues was due to an increase of residual and royalty income and the addition of revenue from Rave's new Los Angeles operation. The increase in costs was primarily due to the addition of costs from Rave's Los Angeles operation. The level of residual and royalty income varies from period to period based upon the number of compositions airing at any one time, the medium on which such compositions are aired and the frequency of such airings. As a result of the foregoing, gross profit as a percentage of commercial music production revenues decreased to 58.5% for the nine months ended March 31, 1998 from 60.9% for the nine months ended March 31, 1997.

Video production revenues increased to $5,033,430 for the nine months ended March 31, 1998 from $1,653,180 for the nine months ended March 31, 1997, an increase of $3,380,250 or 204.5%, while video production costs of sales increased to $4,369,540 for the nine months ended March 31, 1998 from $1,338,542 for the nine months ended March 31, 1997, an increase of $3,030,998 or 226.4%.

Gross profit from production revenues increased to $663,980 for the nine months ended March 31, 1998 from $314,638 for the nine months ended March 31, 1997, an increase of $349,342 or 111.0%. Gross profit as a percentage of video production revenues decreased to 13.2% for the nine months ended March 31, 1998 as compared to 19% for the nine months ended March 31, 1997. The current periods gross profit includes the Garth Brooks HBO Special which was a very significant and profitable project that was completed in August; however, the gross profit percentage on this project was lower than the Company's gross profit percentage on its smaller projects.

Music artist management revenues decreased to $472,247 for the nine months ended March 31, 1998 from $541,937 for the nine months ended March 31, 1997, a decrease of $69,690 or 12.9%. The decrease was primarily attributable to a reduction in the number of artists managed. The Company's music artist management operations have no cost of sales associated with them.

Record label revenues for the nine months ended March 31, 1998 were $1,981,086 and resulted from shipments of the Daryl Hall and John Oates album "Marigold Sky". Gross margin amounted to $836,237. There were no record label sales for the nine months ended March 31, 1997.

The Company's selling, general and administrative expenses increased to $4,921,645 for the nine months ended March 31, 1998 from $1,920,544 for the nine months ended March 31, 1997, an increase of $3,001,101. The increase was principally attributable to the operations of Push Records, building an infrastructure to operate and manage a public company and executive compensation.

The Company's loss before income taxes increased to $2,258,759 for the nine months ended March 31, 1998 from $663,833 for the nine months ended March 31, 1997, an increase of $1,624,926. The increase was primarily due to the increase in selling, general and administrative expenses described above.

                  Three Months Ended March 31, 1998 Compared to
                        Three Months Ended March 31, 1997

Commercial music production revenues increased to $376,474 for the three months ended March 31, 1998 from $246,888 for the three months ended March 31, 1997, an increase of $129,586 or 52.5% while commercial music production costs of sales increased to $169,775 for the three months ended March 31, 1998 from $117,436 for the three months ended March 31, 1997, an increase of $52,339 or 44.6%. The increase in revenues was primarily due to an increase in royalty income and the addition of revenue from Rave's Los Angeles operation. The increase in costs was also attributable to the addition of Rave's Los Angeles office.

Gross profit as a percentage of commercial music production revenues increased to 54.9% for the three months ended March 31, 1998 from 52.4% for the three months ended March 31, 1997. The increase was primarily attributable to an increase of royalties realized during the three months ended March 31, 1998, which had no cost of sales associated with it.

Video production revenues increased to $1,126,599 for the three months ended March 31, 1998 from $181,927 for the three months ended March 31, 1997, an increase of $944,672 or 519.3%. Video production revenues were greater in 1998 than in 1997 primarily due to a Garth Brooks television special which was completed in the current quarter.

Cost of sales for video productions increased to $1,010,645 for the three months ended March 31, 1998 from $147,411 for the three months ended March 31, 1997, an increase of $863,234 or 585.6%. The increase was primarily attributable to the aforementioned television special.

Gross profit as a percentage of video production revenues decreased to 10.3% for the three months ended March 31, 1998 from 19% for the three months ended March 31, 1997. The decrease was attributable to lower gross margin on the aforementioned television special.

Music artist management revenues decreased to $7,885 for the three months ended March 31, 1998 from $148,566 for the three months ended March 31, 1997, a decrease of $140,681 or 94.7%. The decrease was attributable to a reduction in the number of artists managed and the number of concerts performed by existing artists. The Company's music artist management operations have no cost of sales associated with them.

Record label revenues for the three months ended March 31, 1998 were $470,235 and resulted from shipments of Daryl Hall and John Oates album "Marigold Sky". Gross margin amounted to $153,551. There were no record label sales for the three months ended March 31, 1997.

The Company's selling, general and administrative expenses increased to $1,981,039 for the three months ended March 31, 1998 from $1,072,808 for the three months ended March 31, 1997, an increase of $908,231 or 84.7%. The increase was primarily attributable to the operations of Push Records.

The Company's loss before income taxes increased to $1,475,934 for the three months ended March 31, 1998 from a loss before income taxes of $730,297 for the three months ended March 31, 1997, an increase of $745,637 or 102.1%. The increase was primarily attributable to the increase in selling, general and administrative expenses described above, a decrease in music artist management revenues and a reduction in gross profit of the video production business.

Liquidity and Capital Resources

During the nine months ended March 31, 1998, the Company had cash used by operating activities in the amount of $1,666,435 as compared to $66,191 of cash provided for the nine months ended March 31, 1997. The operating cash usage was primarily attributable to the net loss, increases in accounts receivable and prepaid costs, and a decrease in accrued compensation offset by depreciation, amortization and provision for returns and increases in deferred revenue and accrued expenses.

During the nine months ended March 31, 1998, the Company used cash for investing activities in the amount of $1,433,337 as compared to cash used for investing activities of $80,382 for the nine months ended March 31, 1997. The cash was used for the construction of the Company's newly leased facility, the purchase of property and equipment and cash which collateralizes a letter of credit in connection with the leased facility.

During the nine months ended March 31, 1998, the Company had net cash used in financing activities of $1,667 compared to net cash provided by financing activities of $5,687,952 for the nine months ended March 31, 1997. In the 1997 period the Company received net proceeds of approximately $5,588,000 from the issuance of 1,224,333 shares of common stock, 1,146,000 of which were included in the Company's underwritten initial public offering and related over allotment option exercise, 78,333 of which were included in a private placement, and $100,000 from a bank loan by Republic National Bank to one of the Company's subsidiaries.

The Company has completed construction of its newly leased facility at a cost of approximately $1.1 million.

The Company has incurred losses of approximately $2.3 million during the nine months ended March 31, 1998. These losses have had a negative impact on the liquidity of the Company. The Company will require additional working capital to continue funding the operations of its businesses and is exploring various alternatives to obtain such financing. There can be no assurance that such financing will be available or, if available, on terms that are acceptable or favorable to the Company. Failure to obtain such financing will have a material adverse effect on the Company and its continuing operations.

Inflation

The impact of inflation on the Company's operating results has been insignificant in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had a material impact on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

Year 2000

The Company believes that its computer systems and software products are fully year 2000 compatible. However, it is possible that certain computer systems or software products of the Company's suppliers or customers may not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. The Company has retained a consultant to evaluate the implications of year 2000 issues on the Company and its suppliers and customers. There can be no assurance that the Company will not be required to make significant expenditures to identify, address or remedy any potential year 2000 problems, or to satisfy liabilities to which the Company may become subject as a result of such problem.

PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) Each of the Company's outside directors are paid annual fees of $18,000 each fiscal year. One half of the compensation is payable in cash on a quarterly basis and one half is payable in shares of the Company's common stock on a quarterly basis valued at the closing price on the last trading day of each quarter. Accordingly, pursuant to this arrangement during the three month period ended March 31, 1998, Thomas Edelman and Paul Thomas Cohen, the Company's outside directors, each received 667 shares of Common Stock. The shares were not registered under the Securities Act of 1933, as amended (the "Act"), and were issued in reliance on Section 4(2) of the Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of the shareholders of the Company was held on February 10, 1998, pursuant to notice. At the meeting the following persons were elected directors to hold office until the next annual meeting of shareholders and until their respective successors are duly elected and qualified and such persons received the number of votes indicated below opposite their respective names:

               Name          Number of Votes For      Number of Votes Withheld
               ----          -------------------      ------------------------
         Paul Thomas Cohen        2,072,446                    4,600
         Brian Doyle              2,072,446                    4,600
         Thomas J. Edelman        2,072,446                    4,600
         Richard Flynn            2,072,446                    4,600
         John Loeffler            2,072,446                    4,600
         Jon Small                2,072,446                    4,600

      In addition, at the meeting Rothstein, Kass & Company, P.C. was ratified as the independent public accountants for the 1998 fiscal year. The voting was as follows:

       Number of Votes For   Number of Votes Against   Number of Votes Withheld
       -------------------   -----------------------   ------------------------
           2,076,746                  300                         0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.40 - Promissory note and stock pledge agreement dated December
                    31, 1997 between Registrant and John Loeffler.

            11    - Statement regarding computation of per share earnings is not required because the relevant computation can be determined from the material contained in the financial statements included herein.

            27    - Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

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

Date: May 15, 1998