Form 10KSB
period 1998-06-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 1998-10-08
CIK 1024464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         June 30, 1998

Commission file number              1-12635

                      PARADISE MUSIC & ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                        13-3906452
-------------------------------------------            -------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

  53 West 23rd Street, New York, New York                           10010
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(Issuer's telephone number)     (212) 590-2100

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

Common Stock, par value $0.01 per share         Boston Stock Exchange
                                                NASDAQ

Redeemable Common Stock Purchase Warrants       Boston Stock Exchange
                                                NASDAQ

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The Issuer's revenues for the year ended June 30, 1998 were $13,593,426.

As of September 10, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and ask price of such common equity on such date was $1,794,884. Solely for the purposes of this calculation, shares held by directors, executive officers and stockholders of the issuer that beneficially own more than 10% of the issuer's voting stock have been excluded, except such shares, if any, with respect to which such persons disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by the issuer that such persons are, in fact, affiliates of the registrant.

As of September 10, 1998, there were 2,255,431 shares of the registrant's common stock outstanding.

Documents incorporated by reference: None

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

On October 6, 1998, the Company entered into an investment agreement (the "Pines Investment Agreement") with Pines International Resorts, Inc. ("Pines") pursuant to which, among other things, Pines agreed to purchase 500,000 shares of the Company's Common Stock in consideration for payment to the Company of $775,000 in tranches of $345,000 and $430,000, respectively. Under the terms of this agreement, the Company will receive the first payment of $345,000 no later than October 14, 1998. In addition, the Company has agreed to grant warrants to Pines for the purchase of 350,000 shares of the Company's Common Stock at prices ranging from $1.55 to $2.50 per share. The warrants became exercisable on October 6, 1998 and expire at various dates through December 31, 1999. The Company intends to file a Registration Statement on Form S-3 with the Securities and Exchange Commission (the "Commission") with respect to the 500,000 shares sold to Pines, the 350,000 warrants granted and 100,000 additional shares issued to CCF Capital Group, Inc. ("CCF Capital"), the Company's financial advisor. In accordance with the Pines Investment Agreement, Pines is required to pay to the Company $430,000 within one week of the filing of such S-3 Registration Statement. If Pines defaults on such obligation, the Company will experience immediate and serious liquidity problems. If the Company fails to have an effective Registration Statement covering the shares issued to Pines within 90 days following the payment by Pines of $345,000, a monthly penalty, at the option of Pines, of $50,000 or the issuance of 100,000 shares of the Company's Common Stock shall be imposed until the Registration Statement becomes effective.

The Company is seeking additional equity and/or debt financing beyond the Pines investment. There can be no assurance that such financing can be obtained on a timely basis or even if obtained, that such financing would not substantially dilute existing stockholders. If such financing cannot be obtained this will have an immediate adverse impact on the ability of the Company to continue its present operations. In addition, based on the losses and continued cash requirements of the Company's record label and the amount of financing available, substantial revisions and curtailments of this business may be required. For additional information, see "Liquidity and Capital Resources" and the Independent Auditors Report and Notes 3 and 13 to the consolidated financial statements. It should be noted that all descriptions of the current business of the Company should be considered in light of the current and continuing adverse impact resulting from the existing liquidity problems.

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

Most independent music companies specialize in only one aspect of the music industry (such as niche-oriented record labels, jingles, video production, artist management, concert promotion and genre-oriented publishing or distribution). The Company believes that there is a significant opportunity for consolidation among the smaller music companies which are increasingly recognizing the need to adopt new strategies and form strategic alliances in order to stay competitive.

Current Business

      Commercial Music

      The Company's commercial music production business is conducted through Rave, a company founded in 1986 by John Loeffler, the Chairman of the Company. Rave creates original scores and advertising themes for television, radio, and film. This business involves creating original music, hiring musicians, recording music in its in-house studios and submitting final, ready to use, compositions.

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

      The Company utilizes the services of musicians, singers and engineers who are independent contractors to work with the composer to produce the final soundtrack in the Company's recording studios. The fee for a final soundtrack typically ranges from $5,000 to $15,000. Creative/arranging fees and the fees of the musicians, singers, engineers and studio expenses are paid by the client. The Company retains its intellectual property rights in its musical compositions. Royalty and residual distributions are paid by Broadcast Music, Inc. ("BMI") or ASCAP to the Company, the composer and the performers for the various uses of the actual compositions. These residual fees can exceed the creative fees.

      The Company has six midi recording studios at its New York headquarters. The Company currently owns the equipment which includes a fully equipped midi room and mixing room and is used in the recording of sound tracks for television shows and commercials. The Company's four other recording studios contain digital mini recording equipment owned by independent contractors who work for the Company. The Company has an oral understanding with such independent contractors for the free use of this equipment when it is not in use.

      The Company believes that its commercial music business has begun to derive some creative benefits from the availability of resources of the Company's other businesses, but has not to date realized any economic benefit from such relationships. There can be no assurance when if at all, that such commercial opportunities will be realized. Through its relationships with various music artists, the music artist management business has provided the commercial music business with access to both well-known artists and artists whose style or sound might help the commercial music company generate new business.

      Video Production

      The Company's music video and television special production business is conducted through Picture Vision, a company founded in 1984 by Jon Small, an Executive Vice President of the Company. The Company produces music videos, used to promote music artists, as well as music specials and programs for television and cable networks. In connection with this business, the Company, utilizing both in-house capabilities and independent contractors, directs, produces, story-writes, art directs, scouts locations, produces special effects, edits, contracts, and manages the production.

      The Company produces music videos for record labels (revenues of $1,734,000), television specials, which became a more significant revenue generator in fiscal 1998 (revenues of $6,920,000) and has also produced a limited number of television commercials (revenues of $343,000), the production of which is similar in many ways to music video production.

      Music Artist Management

      The Company's music artist management services are provided by All Access, a company founded in 1994 by Brian Doyle and Richard Flynn, each an Executive Vice President of the Company. In the music industry, artist management means working with an artist in every facet of his or her career. For developing artists, the Company provides assistance in the following ways: building a support team for the artists (including an attorney, an accountant/business manager and booking agent); securing appropriate recording and publishing contracts; promoting sales of records; and developing touring opportunities. For established artists, the Company provides strategic planning to help maintain and advance the artists' careers in areas including touring, recording and record sales; publishing and ancillary uses of the artists music (such as motion picture sound tracks). The Company specializes in developing and implementing strategic plans for its artists that include personalized marketing and promotion strategies with continuous monitoring and follow through for each phase of the plan. Additionally, the Company acts as a liaison between its artists and their advisors and offers a full range of administrative support to its artists' careers.

      The Company has a variety of sources for new artists. The Company receives numerous referrals from within the industry due to its reputation in the music artist management business. Recorded music companies prefer to work with "known entities" and will recommend management companies to newly acquired artists who are unrepresented. Music industry attorneys, who often work with unsigned artists, are also a source of referrals. Likewise business managers, accountants, producers and occasionally publishing companies serve as sources of referrals. In addition, the Company's representatives spend a good deal of time in small clubs and local music venues listening to new music and following up industry leads. The Company receives approximately five to ten "demo" tapes a month through referrals and directly from artists in search of management. Various members of the staff will listen to these tapes searching for the "better" talent. Only when the Company identifies what it believes to be an exciting prospect will the Company consider pursuing that artist. The Company generally will hear an artist four or five times in live performances before deciding to sign such artist. The Company's philosophy is to develop a relationship with artists before actually signing them. This relationship building process can take up to six months before it is mutually agreed that the artist is ready for management. The artist must demonstrate a willingness to listen to management, to take advice and direction, and to pursue his or her career diligently.

      The leading commercially successful artists typically have an exclusive arrangement with a management company. A few management companies have under contract a large number of artists (more than 10). The majority of management companies have a relatively small number of artists under contract (less than 10). The balance of the industry consists of a number of very small companies that principally represent a number of unsigned artists. To maximize client service and minimize overhead, it is the intention of the Company to maintain a roster of eight to ten artists (with three or four established artists and four or five developing artists). In addition, as the Company builds relationships with new artists, the Company may be working with up to six additional unsigned artists who are not generating income.

      The Company currently manages the careers of six music artists and/or music groups including Fat, Coward, Kim Sozzi, Hall & Oates, Daryl Hall and Mosh Productions. For providing its services, the Company is paid commissions typically ranging from 15% to 20% of the entertainment related gross earnings (less certain minimal standard industry costs) of its clients. The Company's policy, in accordance with industry practice, is to pay up to 5% of commissions received to certain non-executive employees who either identify, develop and/or manage such artists. With respect to music artist management, the Company's most well known artists are Hall and Oates and Daryl Hall. In accordance with industry practice, the Company typically does not enter into written management contracts with the artists it represents. However, the Company does adhere to agreed upon fee structures with its artists and in the future will try to enter into written agreements with certain of its artists to the extent practicable.

      The Company believes that its music artist management business has begun to derive some marketing benefits from its affiliation with the Company's other business. Existing and potential clients of the Company's music artist management business may find the television commercial opportunities provided by the Company's commercial music division to be attractive. Additionally, with music videos becoming such an important promotional tool for artists, being able to provide music video production services gives the music artist management business an advantage in soliciting potential clients. There can be no assurance that such commercial opportunities will be realized.

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

      Currently Push has entered into agreements with (i) Daryl Hall and John Oates, who have recorded "Marigold Sky", which was released in late September 1997, (ii) Luxx, who have recorded their first album titled "Luxx" which was released in the third quarter of fiscal 1998, (iii) Kidney Thieves, who have recorded their first album entitled "Trickster", which was released in July 1998 and (iv) Blessid Union of Souls who are scheduled to release an album in fiscal 1999. Push has entered into a North American manufacturing and distribution agreement with BMG Music d/b/a BMG Entertainment ("BMG"). The agreement with Daryl Hall and John Oates grants Push the exclusive right to distribute the "Marigold Sky" album (worldwide) and grants the Company two consecutive options for two additional albums in the event certain sales criteria are met with respect to the previous album. Sales criteria for "Marigold Sky" has been met.

      To date, Push has required substantial cash resources in the development of its business and has experienced substantial operating losses. It is anticipated that additional cash investments and continued losses will be required before the longer term viability of Push can be determined. Based on the current liquidity problems being experienced by the Company, severe revisions and curtailments in the operations of Push could be implemented in the near future. Unless independent joint venture or other funding sources can be obtained for Push, there can be no assurance as to the continuing operations of Push. The description which follows as to the current operations of Push is subject in its entirety to such liquidity concerns.

      Production

      Average music production costs for the Company's releases have been and are expected to continue to be below what the Company believes to be the industry average. The Company believes that the savings result from the willingness of its artists to forego the substantial advances and other benefits paid to the top recording artists by the major music companies in consideration for such artists' receiving greater royalty participations then are typically offered by competing labels. In addition, savings may result from utilizing its integrated video and commercial production facilities. It is also important to note that most independent music companies do not have the facilities and services which the Company currently owns and can provide. Consequently, the Company believes that it can achieve a cost advantage over other small independent music companies. The Company also tries to keep production costs low by utilizing producers and musicians with whom the Company has relationships.

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

      In August 1997, Push entered into a three year agreement with BMG (a major recorded music company-owned branch system) to provide distribution and manufacturing services within the United States, its territories and possessions and Puerto Rico for all sound recordings derived from masters owned or controlled by Push. BMG is under no obligation to provide promotional support under this agreement.

      Push successfully negotiated worldwide distribution agreements in connection with Daryl Hall & John Oates album "Marigold Sky". Management will seek to negotiate foreign distribution and/or licensing agreements in other territories not covered by the BMG agreement for future record releases if management believes that one or more of its albums can be sold profitably in foreign markets or that such distribution strategically positions the Company for future sales.

      Promotion

      The Company has, and will continue to, market its releases by funding the touring activities of its recording artists, particularly with respect to newer artists. For all of the Company's recording artists, but especially in the case of acts such as Luxx and Kidney Thieves that have little or no preexisting fan base, touring activity may increase demand for the artists' records in areas in which the artists perform. Such increased demand, if realized, helps the Company's radio promotion staff and consultants to convince local radio stations that there is an audience for the record in areas where the acts are performing. Increased radio play, if developed can increase attendance at the artists' live performances or generate even more local retail demand for the records. There can be no assurance that such marketing activities will result in any additional sales.

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

      The Company will seek to contract with its artists on an exclusive basis for the marketing of their recordings in return for a percentage royalty on the retail selling price of the recording. The Company will generally seek to obtain rights on a worldwide basis. A typical contract for an artist may provide for a number of albums to be delivered, with advances against royalties being paid upon delivery of each album, although advances are often made prior to recording. The Company will generally have an option to take each album that the artist is contracted to deliver, exercisable within an agreed period of time, usually a few months following delivery of the previous album. Normally, if an option is not exercised, the artist has no obligation to deliver additional albums. Provisions in contracts with established artists vary considerably and may, for example, require the Company to release a fixed number of albums and/or contain an option exercisable by the Company covering more than one album. The Company will seek to obtain rights to commercially exploit product delivered by the artists for the life of the product's copyright. Under the contracts, advances are normally recoupable against royalties payable to the artist. The Company will seek to recoup a portion of certain marketing and tour support costs, if any, against artist royalties.

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

      Acquisition Program

      The music and entertainment industry includes six major companies in the area of recorded music and thousands of smaller independent music entities in the area of recorded music and the broader music business. The Company believes that many owners of independent music entities do not enjoy certain benefits which the Company intends to offer. These benefits include the ability to provide a broader range of services to their clients and greater liquidity and potential for capital enhancement through ownership of a publicly traded entity. Other benefits that the Company believes it can provide acquired entities are management expertise and a broad range of industry contacts.

      The Company's acquisition program will concentrate on small complementary music driven businesses in the music and entertainment industry. The Company has, to date, consummated only one transaction which could be deemed an acquisition. In October, 1997, the Company hired the sole proprietor of Paul Hoffman music to open a Los Angeles, California office and studio facility for RAVE, the Company's commercial music subsidiary. Known as "RAVE West," the Company spent approximately $60,000 and Mr. Hoffman personally invested approximately $50,000 in the build out and equipping of a state-of-the-art digital recording and editing facility. No cash or securities were paid to Mr. Hoffman in exchange for the "acquisition" of the going concern value of Paul Hoffman music, but Mr. Hoffman's employment agreement called for him to earn options to purchase shares of the Company's common stock based upon the earnings of RAVE West in accordance with a formula established under the agreement. No options have been earned by Mr. Hoffman as RAVE West has been operational for less than four full quarters and has not yet achieved the earnings thresholds established under the agreement for the vesting of any options.

      In June of 1998, Mr. Hoffman developed a business plan for commercializing this new business as a stand-alone division of the Company (as opposed to an operating division of RAVE). The business plan called for Mr. Hoffman to invest his own funds to: (1) support the new division's infrastructure and operations, (ii) hire and train a sales and marketing staff to grow the revenues of the division, and (iii) "brand" the division by changing its name from "RAVE West" to "Blue Music and Sound Design".

      Unless and until the Company's financial condition is improved through the infusion of capital from the sale of equity securities, debt financing or a combination of the two, it is unlikely that the Company will be able to consummate any new acquisitions for the foreseeable future. There can be no assurance that any such financing can be obtained. There can be no assurance that even if such financing is obtained, that any acquisitions can be successfully consummated or, if consummated, that such acquisitions will positively contribute to the cash flow and/or profits of the Company.

Copyrights

      The Company's record business, like that of other companies involved in recorded music, will primarily rest on ownership or control and exploitation of musical works and sound recordings. The Company's music products, including its commercial music, are and will be protected under applicable domestic and international copyright laws.

      Although circumstances vary from case to case, rights and royalties relating to a particular recording typically operate as follows: When a recording is made, copyright in that recording vests either in the recording artist (and is licensed to the recording company) or in the record company itself, depending on the terms of the agreement between them. Similarly, when a musical composition is written, copyright in the composition vests either in the writer (and is licensed to a music publishing company) or in a publishing company. A public performance of a musical composition will result in money being paid to the writer and publisher. The rights to reproduce songs on soundcarriers are obtained by record companies or publishers from the writer. The manufacture and sale of a soundcarrier results in mechanical royalties being payable by the record company to the performer at industry agreed or statutory rates for the use of the composition and by the record company to the recording artists for the use of the recording. The Company operates in an industry in which revenues are adversely affected by the unauthorized reproduction of recordings for commercial sale, commonly referred to as "piracy", and by home taping for personal use.

      Potential publishing revenues may be derived from the Company's ownership interest in musical compositions, written in whole or in part by artists. Management anticipates securing a partial ownership position in the copyright to any compositions written by its recording artists, where such rights are available and have not been previously sold or assigned. Generally, revenues from publishing are generated in the form of: (1) mechanical royalties, paid by the record company to the publisher for the mechanical duplication of the copyright to a particular composition (as distinct from the copying of the artist's performance of that composition); (2) performance royalties collected and paid by performing rights entities such as ASCAP and BMI for the actual public performance of the composition as represented by radio airplay, Musak, or as a theme or single broadcast in synchronization with a visual image via television;
      (3) sub-publishing revenues derived from copyright earnings in foreign territories, and publishers in those territories acting as designated collection agents for the Company; and (4) licensing fees derived from printed sheet music, uses in synchronization with images as a video or film scores, computer games and other software applications, and any other use involving the composition.

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

Competition

      The Company currently competes with numerous other businesses and individuals who produce original music scores and advertising themes for television, radio and film, produce music videos and specials for television and provide music artist management. Currently, the production of original scores and advertising themes for television, radio and film, the production of music videos and video specials for television, and music artist management are carried out by individuals or small privately held niche companies. Generally, each such individual or small company engages in only one of these businesses. Many of these businesses and individuals including Crushing Enterprises, Elias Associates, JSM Music, Inc. and Tomandandy, with respect to commercial music, The End, Propaganda, DNA, Automatic Films and High Five with respect to video production and Gold Mountain Entertainment, Left Bank Management and H.K. Management, with respect to artist management, have greater financial resources, and in many instances longer operating histories, than the Company.

      Push, the Company's record label, faces intense competition for discretionary consumer spending from numerous other record companies and other forms of entertainment offered by film companies, video companies and others. Push competes directly with other recorded music companies, including the six major recorded music companies, which distribute contemporary music, as well as with other record companies for signing artists and acquiring music catalogs. Many of these competitors have significantly longer operating histories, greater financial resources and larger music catalogs than the Company. The Company's ability to compete successfully in the recorded music business will be largely dependent upon obtaining additional capital, signing and retaining successful artists and introducing music products which are accepted by consumers.

      The Company does not believe that there are currently any independent music companies, that are comparable in size to the Company, which offer the range of services which are provided by the Company.

Organization

      The Company was incorporated in the State of Delaware on July 18, 1996 and is located at 53 West 23rd Street, New York, New York, 10010 and its telephone number is 212-590-2100.

Employees/Independent Contractors

      As of September 10, 1998, the Company had 35 employees, 26 of whom were located at the Company's New York office, 6 of whom were located in Nashville, Tennessee, and 3 of whom were located in Los Angeles. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppage and considers relations with its employees to be good.

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

ITEM 2.                       DESCRIPTION OF PROPERTY

The Company leases office space at three locations. Its headquarters and commercial music recording studios are located at 53 West 23rd Street in New York City where it leases approximately 20,000 square feet, pursuant to a lease that expires in July 2007. The Company's music video production business leases 2,050 square feet of office space at 209 10th Avenue South in Nashville, Tennessee which lease expires in August 2000. The Company's commercial music business also leases 3,400 square feet of office space at 7237 Santa Monica Boulevard in Los Angeles, which lease expires in September 2002. Rent expense for leased facilities amounted to approximately $322,000 for the year end June 30, 1998.

ITEM 3.                          LEGAL PROCEEDINGS

Except for proceedings in the normal course of business, neither the Company nor any of its subsidiaries is a party to or involved in any material pending legal proceedings.

ITEM 4.                MATTERS SUBMITTED TO SHAREHOLDER VOTE

The Company did not submit any matters to the vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company's Common Stock commenced trading on the Nasdaq SmallCap Market and the Boston Stock Exchange on January 22, 1997. The high and low bid prices of the Company's Common Stock (as reported by Nasdaq and the Boston Stock Exchange) for each quarter since its initial public offering were as follows:

Nasdaq SmallCap Market

            Start          End
            Date           Date             High             Low
            ----           ----             ----             ---

            01/22/97       03/31/97         $7               $5-3/8
            04/01/97       06/30/97         $5-7/8           $3-1/2
            07/01/97       09/30/97         $5-1/32          $3-5/8
            10/01/97       12/31/97         $6-3/8           $3
            01/01/98       03/31/98         $4               $2-13/16
            04/01/98       06/30/98         $3-3/4           $2

Boston Stock Exchange

            Start          End
            Date           Date             High             Low
            ----           ----             ----             ---

            01/22/97       03/31/97         $7               $5
            04/01/97       06/30/97         $6               $3
            07/01/97       09/30/97         $5-3/64          $3-5/8
            10/01/97       12/31/97         $6-3/8           $3
            01/01/98       03/31/98         $4               $2-13/16
            04/01/98       06/30/98         $3-5/8           $2

The prices set forth above reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The public market for the Common Stock is limited and the foregoing quotations should not be taken as necessarily reflective of prices which might be obtained in actual market transactions or in transactions involving substantial numbers of shares.

The approximate number of holders of record of the common stock was 32 as of September 10, 1998. The Company believes that there are in excess of 300 round lot beneficial owners of common stock whose shares are held in street name.

The Company has never paid a dividend on its common stock. The Company anticipates that future earnings, if any, will be retained for use in its business or for other corporate purposes, and it is not anticipated that cash dividends in respect of the common stock will be paid.

Recent Sales of Unregistered Securities

On October 6, 1998, the Company entered into the Pines Investment Agreement with Pines pursuant to which, among other things, Pines agreed to purchase 500,000 shares of the Company's Common Stock in consideration for payment to the Company of $775,000 in tranches of $345,000 and $430,000, respectively. Under the terms of this agreement the Company will receive the first payment of $345,000 no later than October 14, 1998. In addition, the Company has agreed to grant warrants to Pines for the purchase of 350,000 shares of the Company's Common Stock at prices ranging from $1.55 to $2.50 per share. The warrants became exercisable on October 6, 1998 and expire at various dates trough December 31, 1999. In accordance with the Pines Investment Agreement, Pines is required to pay to the Company $430,000 within one week of filing a Registration Statement on Form S-3. On or about September 24, 1998, the Company entered into a non-exclusive financial advisory relationship with CCF Capital pursuant to which, among other things, CCF Capital would receive, upon the closing of the Pines Investment Agreement, 100,000 shares of the Company's Common Stock in connection with the rendering of its financial advisory services and an aggregate of $75,000. In addition, CCF Capital will receive a monthly fee of $6,500 for a minimum of 8 months and a maximum of 35 months.

In late July of 1998, all six members of the Company's Board of Directors sold in the aggregate approximately 105,000 shares of the Company's Common Stock in one or more open market transactions at a price per share of $2.875. The Company's two outside directors lent the proceeds of such open market sales (an aggregate of approximately $48,000) to the Company pursuant to convertible promissory notes that would allow the holders of such notes to convert the outstanding principal and interest accrued thereunder into shares of the Company's Common Stock at a price per share equal to $2.875. Three of the Company's Board members took the proceeds of their open market sales (approximately $190,000) and reinvested them into the Company in exchange for restricted shares of Common Stock at a purchase price per share of $2.875. One of the Company's Board members, Mr. Loeffler, used the proceeds of his open market sales to repay approximately $58,000 of a loan that had been advanced to him by the Company. In all, the Company received approximately $302,000 in gross proceeds from such transactions. The securities were issued to the foregoing persons in reliance on the exception from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Except for the historical information contained herein, this Annual Report on Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, the ability of the Company to obtain adequate financing to continue its current operations, risks associated with the ability to produce additional albums which are commercially successful, the Company's history of operating losses, dependence on senior management, risks inherent in the recorded music industry, the Company's ability to contract with recording artists, the Company's ability to manage growth and the success of the Company's acquisition program. The forward-looking statements contained herein represent the Company's judgment as of the date of filing this Annual Report hereof, and the Company cautions readers not to place undue reliance on such statements.

General

The Company currently derives most of its revenues from: the production of original music scores and advertising themes for television, radio, and film; the production of music videos used to promote music artists and music specials and programs for television networks and other video broadcasters; the management of music artists and the recorded music business.

The Company believes the results of operations of its operating subsidiaries will be subject to seasonal variations, which variations may initially offset each other. As such, the Company's operating results could be materially adversely affected. The timing of new record releases, for example, could materially impact the Company's operating results. Additionally, due to the success of particular artists, artists touring schedules and the timing of music television specials, it is possible that the Company could also experience material fluctuations in revenue from year to year.

As discussed in "Liquidity and Capital Resources", as well as in Item 1 of this Annual Report and elsewhere, the Company is experiencing severe liquidity problems which have had and will continue to have a material adverse effect on operations of the Company.

Results of Operations

Commercial music production revenues increased to $1,497,173 for the fiscal year ended June 30, 1998 from $894,362 for the fiscal year ended June 30, 1997, an increase of $602,811 or 67.4% while commercial music production cost of sales increased to $644,552 for the fiscal year ended June 30, 1998 from $365,434 for the fiscal year ended June 30, 1997, an increase of $279,118 or 76.4%. The increase in revenues was primarily due to an increase in advertising agency billings and royalty income relating to musical compositions for three television series.

Gross profit as a percentage of commercial music production revenues decreased to 56.9% for the fiscal year ended June 30, 1998 from 59.1% for the fiscal year ended June 30, 1997. The decrease was attributable to a decrease in residual income which has no cost of sales associated with it, the utilizing of outside studios as new studios were being built and higher than expected costs on a few jobs. The level of residual and royalty income varies from year to year based upon the number of compositions airing at any one time, the medium on which such compositions are aired and the frequency of such airings.

Video production revenues increased to $8,997,169 for the fiscal year ended June 30, 1998 from $3,839,472 for the fiscal year ended June 30, 1997, an increase of $5,157,697 or 134.3%. The increase in production revenues was due to the completion of the production of three television music specials compared with one special in 1997.

Cost of sales for video productions increased to $7,508,866 for the fiscal year ended June 30, 1998 from $2,976,949 for the fiscal year ended June 30, 1997, an increase of $4,531,917 or 152.2%. The increase was attributable to an increase in the number of music special productions.

Gross profit as a percentage of video production revenues decreased to 16.5% for the fiscal year ended June 30, 1998 from 22.5% for the fiscal year ended June 30, 1997. The decrease was primarily attributable to the Company earning a lower gross profit on the music specials described above.

The current year's gross profit includes three television special productions which generated significant revenues and profits; however, the gross profit percentage on these projects was lower than the Company's gross profit percentage on its smaller projects.

Music artist management revenues increased to $891,401 for the fiscal year ended June 30, 1998 from $834,452 for the fiscal year ended June 30, 1997, an increase of $56,949 or 6.8%. The increase was primarily attributable to a higher level of touring activity of one artist and signing of a significant production contract offset in part by managing fewer artists than in 1997.

Record label revenues for the year ended June 30, 1998 were $2,207,683 and resulted primarily from shipments of the Daryl Hall and John Oates album "Marigold Sky". There were no record label sales for the year ended June 30, 1997. Gross profit amounted to $599,593 for the year ended June 30, 1998 compared with a loss of $104,622 for the year ended June 30, 1997. The gross profit in 1998 relates to the "Marigold Sky" album. The loss in 1997 resulted from the production of a Luxx album which was fully expensed in such year but which had no related revenues in 1997.

The Company's marketing, selling, general and administrative expenses increased to $6,828,087 for the fiscal year ended June 30, 1998 from $3,199,901 for the fiscal year ended June 30, 1997, an increase of $3,628,186 or 113.4%. The increase is primarily attributable to (i) the operations of Push, (ii) costs associated with building an infrastructure to operate and manage a public company, and (iii) executive compensation.

Interest income increased to $139,040 for the fiscal year ended June 30, 1998 from $94,100 for the fiscal year ended June 30, 1997, an increase of $44,940 or 47.8%. The increase resulted from the investment of proceeds from the Company's initial public offering for a full year in fiscal 1998 compared with six months in fiscal 1997 offset by lower cash amounts invested in the current fiscal year. The cash was utilized to fund the Company's operations.

The Company's loss before income taxes increased to $2,857,129 for the fiscal year ended June 30, 1998 from $984,520 for the fiscal year ended June 30, 1997, an increase of $1,872,609 or 190.2%. The increase was primarily due to the increase in marketing, selling, general and administrative expenses described above offset in part by the increase in profit at the Company's video production subsidiary.

Liquidity and Capital Resources

The Company has a history of operating losses having incurred losses of approximately $2.9 million and 1.0 million for the years ended June 30, 1998 and 1997, respectively. These losses have had a negative impact on the liquidity of the Company. The Company currently requires additional working capital to continue funding the operations of its businesses and is currently exploring various alternatives to obtain such financing. There can be no assurance that such financing will be available or, if available, on terms that are acceptable or favorable to the Company. Failure to obtain such financing will have a material adverse effect on the Company and its continuing operations. Continuation of the Company as a going concern is dependent on its ability to resolve its liquidity problem and attain future profitable operations.

On October 6, 1998, the Company entered into the Pines Investment Agreement with Pines pursuant to which, among other things, Pines agreed to purchase 500,000 shares of the Company's Common Stock in consideration for payment to the Company of $775,000 in tranches of $345,000 and $430.000, respectively. Under the terms of this agreement the Company will receive the first payment of $345,000 no later than October 14, 1998. In addition, the Company has agreed to grant warrants to Pines for the purchase of 350,000 shares of the Company's Common Stock at prices ranging from $1.55 to $2.50 per share. The warrants became exercisable on October 6,1998 and expire at various dates through December 31, 1999. In accordance with the Pines Investment Agreement, Pines is required to pay to the Company $430,000 within one week of filing a Registration Statement on Form S-3. If Pines defaults on such obligation, the Company will experience immediate and serious liquidity problems.

In addition to the Pines Investment Agreement, the Company is pursuing debt and/or equity financing to provide for its immediate, short-term and long-term cash requirements. In the event that the Company cannot procure adequate financing, the Company may be required to, among other things, reduce its operating costs, reduce its payroll, curtail its on-going investment activities, especially in Push Records, and curtail, restrict or even eliminate certain of the Company's businesses or operating subsidiaries. Even if the Company is successful in obtaining financing for its immediate cash needs, there can be no assurance that the actions outlined above will ensure the Company's survival as a going concern and if the Company does continue, implementation of the cash containment measures outlined above could materially adversely affect the long-term profitability or potential future value of the Company's business and operating subsidiaries.

The Company's tangible net asset value as of June 30, 1998 was below the threshold required by NASDAQ for continued listing of the Company's securities. The Company believes that the financing provided pursuant to the Pines Investment Agreement will result in an increase of the Company's tangible net asset value above the threshold established for continued NASDAQ listing. However, there can be no assurance that failure to consummate the Pines Investment Agreement or continuing losses will not result in a net tangible asset value in the future which again falls below the requirement for continued NASDAQ listing. If the Company's securities are delisted, the value of the Company's securities would be materially adversely affected and the Company would, in all likelihood, find it more difficult to consummate any financing transactions.

During the year ended June 30, 1998, the Company had cash used by operating activities in the amount of $2,497,659 as compared to $443,419 of cash used for the year ended June 30, 1997. The operating cash usage was primarily attributable to the net loss and an increase in accounts receivable offset by depreciation, amortization and provision for returns and increases in accrued expenses and other current liabilities.

During the year ended June 30, 1998, the Company used cash for investing activities in the amount of $1,722,932 as compared to cash used for investing activities of $112,144 for the year ended June 30, 1997. The cash was used for the construction of the Company's newly leased facility, the purchase of property and equipment and cash which collateralizes a letter of credit in connection with a leased facility and an officer loan.

During the year ended June 30, 1998, the Company had net cash used in financing activities of $1,667 compared to net cash provided by financing activities of $5,558,868 for the year ended June 30, 1997. In the 1997 period the Company received net proceeds of approximately $5,588,000 from the issuance of 1,224,333 shares of common stock, 1,146,000 of which were included in the Company's underwritten initial public offering and related over allotment option exercise, 78,333 of which were included in a private placement, and $100,000 from a bank loan by Republic National Bank to one of the Company's subsidiaries.

The Company has completed construction of its newly leased facility at a net cost of approximately $1.1 million.

In late July of 1998, all six members of the Company's Board of Directors sold in the aggregate approximately 105,000 shares of the Company's Common Stock in one or more open market transactions at a price per share of $2.875. The Company's two outside directors lent the proceeds of such open market sales (an aggregate of approximately $48,000) to the Company pursuant to convertible promissory notes that would allow the holders of such notes to convert the outstanding principal and interest accrued thereunder into shares of the Company's Common Stock at a price per share equal to $2.875. Three of the Company's Board members took the proceeds of their open market sales (approximately $190,000) and reinvested them into the Company in exchange for an aggregate of 66,249 restricted shares of Common Stock at a purchase price per share of $2.875. One of the Company's Board members, Mr. Loeffler, used the proceeds of his open market sales to repay approximately $58,000 of a loan that had been advanced to him by the Company. In all, the Company received approximately $302,000 in gross proceeds from such transactions.

Inflation

The impact of inflation on the Company's operating results has been insignificant in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had a material impact on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

Year 2000

The Company has conducted a review of its computer systems to identify any systems that could be affected by the "Year 2000" issue. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major systems failure or miscalculations. The Company believes that its computer systems and software products are fully year 2000 compatible. However, it is possible that certain computer systems or software products of the Company's suppliers or customers may not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. The Company has retained a consultant to evaluate the implications of year 2000 issues on the Company and its suppliers and customers. There can be no assurance that the Company will not be required to make significant expenditures to identify, address or remedy any potential year 2000 problems, or to satisfy liabilities to which the Company may become subject as a result of such problem.

ITEM 7.                        FINANCIAL STATEMENTS

See index to the Company's financial statements attached hereto.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                             AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's directors and executive officers are as follows:

      Name                   Age                Position with the Company
      ----                   ---                -------------------------

      John Loeffler          47       President, Chief Executive Officer and
                                       Chairman of the Board
      Jon Small              51       Executive Vice President and Director
      Brian Doyle            42       Executive Vice President and Director
      Richard Flynn          41       Executive Vice President, Treasurer,
                                       Secretary and Director
      Paul Thomas Cohen      46       Director
      Thomas J. Edelman      47       Director
      Philip G. Nappo, III   39       Chief Operating Officer
      Joseph A. Gallo        46       Senior Vice President and Chief Financial
                                       Officer

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

In July of 1998, programs produced and/or executive produced by Mr. Small were nominated for seven (7) Emmy Awards and in August 1998, a music video produced and directed by Mr. Small was nominated for Video of the Year by the Country Music Association.

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

Mr. Richard Flynn has been an Executive Vice President and Secretary of the Company since its inception, has been a director since October 9, 1996 and has been Treasurer since December 1996. Since September 1996, Mr. Flynn has been Vice President and General Manager of All Access. From September 1994 to September 1996, Mr. Flynn has been the Managing co-owner of All Access. From March 1990 until September 1994. Mr. Flynn served as General Counsel to Horizon. He provided legal services to Horizon and its clients Mariah Carey, John Mellencamp, Daryl Hall & John Oates, and other artists. In addition, Mr. Flynn assisted in all aspects of artist management for Horizon's clients. Since 1983, Mr. Flynn has been a practicing attorney in New York State specializing in entertainment, corporate and public sector law. Since 1989, he has provided legal representation, financial management, and consulting services to artists and entertainers, including negotiating recording, publishing, production, performance and endorsement contracts.

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

Mr. Thomas J. Edelman has been a director of the Company since October 1996. Mr. Edelman has served as Chairman and Chief Executive Officer of Patina Oil & Gas Corporation since its formation in 1996. He co-founded Snyder Oil Corporation and was its President and a director from 1981 through February 1997. Prior to 1981, he was a Vice President of The First Boston Corporation. From 1975 through 1980, Mr. Edelman was with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from Harvard University's Graduate School of Business Administration. Mr. Edelman also serves as Chairman of Range Resources Corporation, and is a director of Petroleum Heat & Power Co. and Star Gas Corporation. Mr. Edelman is also a Trustee of The Hotchkiss School.

Mr. Philip G. Nappo III joined the Company as its Chief Operating Officer In May 1998. In addition to his responsibilities with the Company, Mr. Nappo is a partner in the corporate and securities law firm of Nappo/Every, Attorneys at Law, LLP with offices in New York, New York. The firm is a successor in interest to a private practice founded by Mr. Nappo in 1988. In addition, Mr. Nappo has, since 1990, been the managing director of Ronin Partners, LLC, which firm is engaged in investment banking, strategic block investing, and public company restructuring activities. Ronin Partners, LLC has offices in New York City and Putnam County, New York, and in Greenwich, Connecticut. Mr. Nappo graduated from Princeton University in 1981 with a degree in English Literature and Creative Writing and NYU Law School in 1984.

Mr. Joseph A. Gallo, has been Senior Vice President and Chief Financial Officer of the Company since October 1997. Mr. Gallo was a consultant to the Company from March 1997 to September 1997. From 1988 to 1996, Mr. Gallo was Treasurer of JWP Inc., a contracting and computer reseller. From 1991 to 1993, Mr. Gallo was also a Vice President and from 1993 to 1996, a Senior Vice President of JWP Inc. From 1983 to 1988, Mr. Gallo served as a Assistant Treasurer and as Director of Auditing of the Allen Group Inc., an automotive company. From 1974 to 1983, Mr. Gallo was an auditor with Coopers & Lybrand. Mr. Gallo received a degree in accounting from Seton Hall University in 1974. Mr. Gallo is a certified public accountant.

All directors of the Company are elected by the stockholders, or in the case of a vacancy, by the directors then in office, to hold office until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal.

All officers of the Company serve at the discretion of the Board of Directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires officers and directors of the Company and holders of more than 10% of the Common Stock (collectively "Reporting Persons") to file reports of intial ownership, ownership and changes in ownership of the Common Stock with the Securities and Exchange Commission within certain time periods and to furnish the Company with copies of all such reports. Based solely on its review of copies of such reports furnished to the Company by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, the Company believes that during the fiscal year ended June 30, 1998, all of the Reporting Persons complied with their Section 16(a) filing requirements.

ITEM 10.                      EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company or its subsidiaries for the fiscal years ended June 30, 1998, 1997 and 1996 to John Loeffler, the Company's Chief Executive Officer and to Jon Small, Brian Doyle and Richard Flynn, each an Executive Vice President of the Company (collectively the "Named Executive Officers"). No other executive officer received annual compensation in excess of $100,000 for the fiscal years ended June 30, 1998, 1997 and 1996.

      Summary Compensation Table

                                                                                      Long-term
                                                                                    Compensation
                                               Annual Compensation (1)                 Awards
                                       -------------------------------------------  -------------
                                                                                     Securities
                                                                   All Other         Underlying
Name and Principal Position    Year     Salary          Bonus     Compensation (2)    Options
--------------------------- ---------  --------- --------------  -----------------  -------------
John Loeffler                  1998    $ 310,000    $       -       $  33,805                -
 Chief Executive Officer       1997      150,000      191,000          34,000            5,000
                               1996      218,000                       71,000
Jon Small                      1998    $ 310,000    $ 150,000       $  60,365                -
 Executive Vice President      1997      150,000      189,000          36,000            5,000
                               1996       88,000                       89,000
Brian Doyle                    1998    $ 300,000    $       -       $  27,613                -
 Executive Vice President      1997      150,000      162,500           7,000
                               1996      101,000                       48,000
Richard Flynn                  1998    $ 300,000    $       -       $  15,306                -
 Executive Vice President      1997      150,000      162,500
                               1996      101,000                       48,000

(1) The Company was incorporated in July 1996. Compensation for the fiscal year ended June 30, 1996 represents amounts paid by Rave, Picture Vision and All Access. Compensation for the fiscal years ended June 30, 1998 and 1997 represents amounts paid by Rave, Picture Vision, All Access and Push.

(2) Includes amounts paid by the Company which the Company deemed to be for the benefit of such executive, including amounts paid for pension, lodging, transportation, insurance, entertainment and other perquisites.

      Option Grants in Last Fiscal Year

      There were no options or stock appreciation rights granted to any of the Named Executive Officers during fiscal 1998.

      Aggregated Option/SAR Exercises During Fiscal 1998 and Year End Option/SAR Values

      The following table provides information related to options exercised by the Named Executive Officers during fiscal 1998 and the number and value of options and stock appreciation rights held at fiscal year end which are currently exercisable. No options or stock appreciation rights were exercised during fiscal 1998.

                                    Number of Securities         Value of Unexercised
                                   Underlying Unexercised       in the Money Options/
                                   Options/SARs at FY-End           SARs at FY-End
           Shares
         Acquired on     Value
   Name   Exercise (#)  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
J. Loeffler   0            0         5,000         0             $ 0           $ 0
J. Small      0            0         5,000         0               0             0
R. Flynn      0            0           0           0               0             0
B. Doyle      0            0           0           0               0             0

      Directors' Compensation

      Directors who are not employees of the Company ("Outside Directors") are entitled to receive compensation in the amount of $18,000 per annum, 50% of which is payable in cash and 50% in stock. Such amounts are payable quarterly in arrears.

      For the year ended June 30, 1998, Outside Directors each received compensation in the amount of $18,000; $6,750 was paid in cash and the remainder with 4,030 common shares of the Company's stock. For the fourth quarter of fiscal 1998, 100% of their compensation was paid in stock. In addition, all directors are reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company or who are associated with the Company do not receive compensation for service as a director.

      Outside Directors are entitled to receive non-qualified options to purchase 5,000 shares of common stock for each year of service, payable in advance on July 1 of each year. The initial options are exercisable at the initial public offering price of $6.00. Thereafter, the option exercise price will be the closing bid price of the common stock on the first trading day of each fiscal year, commencing July 1, 1997. Accordingly, 5,000 options were granted at $4.00 on July 1, 1997 and at $2.0625 on July 1, 1998 to each Outside Director.

      Employment Agreements

      On October 1, 1997, the Company entered into an employment agreement (the "Employment Agreement") with an individual who manages the Company's Los Angeles commercial music division. The Agreement provides for the individual to receive as compensation an amount equal to 75% of the first $350,000 of the division's gross margin and 15% of the division's gross margin above $350,000. In addition, this individual has been granted options to purchase 100,000 shares of the Company's common stock at $4.75 per share which vest at various times during the term of the Employment Agreement.

      In October 1996, the Company entered into employment agreements, as amended (the "Executive Agreements"), with each of Messrs. Loeffler, Doyle, Flynn and Small (the "Executives"). Each of the Executive Agreements was for a period of three years, and provided for annual base salaries of $150,000 plus bonuses.

      Effective July 1, 1997, these Executive Agreements were replaced by New Agreements (the "New Agreements"). Each of the New Agreements is for a period of two years and provides for annual salaries between $300,000 and $325,000. If an Executive's subsidiary reports a pretax loss, such related Executive's salary will be reduced, but not below $150,000 per annum, to reflect a pretax breakeven and such reduction will be recorded as an advance with interest payable at prime plus 1% and will be payable over three years. In addition, such Executive's salary will be reduced for the subsequent year by the amount of such reduction but not below $150,000. Based on the performance of one of the Company's subsidiaries approximately $150,000 of compensation should have been recorded as advances pursuant to the Executive Agreements but remained as compensation following approval by the Compensation Committee. Pursuant to these New Agreements, two bonus plans have been established for the benefit of the Executives based upon attainment of certain financial results.

      For the years ended June 30, 1998 and 1997, approximately $1,480,000 and $973,000 have been expensed under the bonus plans and Employment, Executive and New Agreements and are included in marketing, selling, general and administrative expenses.

      On or about September 28, 1998, Messrs. Loeffler, Small, Doyle and Flynn entered into a letter agreement (the "Employment Modification Agreement") with the Company which amended certain provisions of the New Employment Agreements. In the case of Messrs. Doyle and Flynn, the Employment Modification Agreement is subject to approval by the Compensation Committee of the Board of Directors of a definitive budget for fiscal year 1999 for Push. The Employment Modification Agreement provides for, among other things a reduction in the base salaries of each of Messrs, Loeffler, Flynn and Doyle (starting October 1, 1998) by $100,000 per annum, and establishes a new bonus program for such executives pursuant to which such executives receive 50% of the Net Profits (as defined therein) of the subsidiaries they manage until they have recouped the $100,000 in salary reductions described above. Thereafter, Net Profits are allocated 85% to the Company and 15% to the executives. In recognition of his performance for fiscal year 1998, Mr. Small's base compensation will remain at the fiscal year 1998 level (i.e., $320,000) for so long as Picture Vision generates at least $320,000 in Net Profits. In the event that Net Profits from Picture Vision for any fiscal year fall below $320,000, Mr. Small's base salary will also be reduced by the amount of such shortfall but not below $200,000 per annum. Mr. Small's bonus plan provides that Mr. Small shall be allocated (i) 100% of Picture Vision's Net Profits until he has received a total of $320,000 in compensation, (ii) then the next $200,000 shall be allocated to the Company, and (iii) then any remaining Net Profits shall be allocated 75% to the Company and 25% to Mr. Small.

      The Employment Modification Agreement also imposes stronger restrictions on executives who leave the employ of the Company either voluntarily or for cause. In contrast to the New Employment Agreements, the Employment Modification Agreement provides that an executive who leaves the employ of the Company voluntarily or for cause, will have to forfeit up to 291,000 shares of the Company's common stock received by such executive pursuant to the Exchange Agreement (as hereafter defined). Also, in contrast to the New Employment Agreements, the Employment Modification Agreement requires the executive to pay the Company an override of 25% of the gross margin earned by any firm or entity that employs the executive following his departure from the Company (again, either voluntarily or for cause) on work performed for any client or artist that the executive first worked with while employed by the Company.

      In consideration of the reduced base salaries, other compensation concessions and more stringent non-compete terms reflected in the Employment Modification Agreement (and, in the case of Mr. Doyle, conditioned upon approval of the Push budget for fiscal year 1999), the compensation committee of the Board of Directors treated all monies paid to the executives in fiscal year 1998 as compensation, as opposed to treating any portion thereof as "advances" subject to recoupment. In recognition of Picture Vision's profitability for fiscal year 1998 and the other achievements of Mr. Small, the Compensation Committee also awarded Mr. Small a bonus of $150,000 for fiscal year 1998, which bonus was paid in July 1998.

      Effective October 1, 1997, the Company entered into a one-year employment agreement with Mr. Joseph A. Gallo, subject to renewal. The agreement provides for annual compensation of $125,000 and the executive may be entitled to bonuses. The agreement further provides for the grant of options to acquire 25,000 shares of the Company's common stock at $3.125 per share and for the grant of options to acquire an additional 25,000 shares of the Company's common stock at $4.125 per share. These options vest equally over a three year period and expire in five years.

      In May 1998, the Company entered into an agreement with Mr. Philip G. Nappo to function as interim Chief Operating Officer. The agreement provides for cash payments of $20,000 per month and equipment rental charges of $1,000 per month for the term of the agreement which cannot exceed nine months and the issuance of stock valued at approximately $45,000 during the term. As of June 30, 1998, the Company charged to operations cash payments of $52,500 and issued 5,000 shares of its common stock pursuant to such agreement, which shares were valued at a price of $2 per share.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

The following table sets forth certain information as of September 10, 1998, with respect to each beneficial owner of five percent (5%) or more of the outstanding shares of Common Stock of the Company, each Named Executive Officer, each director of the Company and all officers and directors as a group. The table does not include options or SARs that have not yet vested or are not exercisable within 60 days of the date hereof.

                                                Amount and
                                                Nature of             Percent
                                                Beneficial              of
Name and Address of Beneficial Owner            Ownership (1)          Class
------------------------------------         ----------------          -----

John Loeffler                                 322,367 (2)(6)           14.2%
  c/o Paradise Music & Entertainment, Inc.
  53 West 23rd Street
  New York, New York  10010
Paul Thomas Cohen                             29,863 (8)(10)(11)        1.3%
  c/o Paradise Music & Entertainment, Inc.
  53 West 23rd Street
  New York, New York  10010
Brian Doyle                                   145,500                   6.5%
  c/o Paradise Music & Entertainment, Inc.
  53 West 23rd Street
  New York, New York  10010
Thomas J. Edelman                             76,918 (3)(4)(8)(12)      3.3%
  c/o Patina Oil & Gas Corporation
  667 Madison Avenue
  New York, New York  10021
Richard Flynn                                 145,500                   6.5%
  c/o Paradise Music & Entertainment, Inc.
  53 West 23rd Street
  New York, New York  10010
Jon Small                                     299,000 (2)              13.2%
  c/o Paradise Music & Entertainment, Inc.
  53 West 23rd Street
  New York, New York  10010
All executive  officers and directors
 as a group (8 persons)                       1,059,103 (5)(6)(7)(9)   44.5%

      (1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
      (2)   Includes options to purchase 5,000 shares of common stock.
      (3)   Includes options to purchase 30,000 shares of common stock.
      (4)   Includes 4,500 shares of common stock earned.
      (5)   Includes options to purchase 71,667 shares of common stock.
      (6) Includes 3,600 and 3,800 shares of common stock purchased by Mr. Loeffler's Pension and his wife's Keogh Plans, respectively.
      (7) Includes 23,538 shares of common stock earned by the Outside Directors and officers.
      (8) Includes debentures which are convertible into 8,334 shares of common stock.
      (9) Includes debentures which are convertible into 47,973 shares of common stock.
      (10)  Includes 3,750 shares of common stock earned.
      (11)  Include options to purchase 15,000 shares of common stock.
      (12) Includes debentures which are convertible into 31,305 shares of common stock.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 9, 1996, the Company entered into an Exchange Agreement (the "Exchange Agreement") with each of John Loeffler, Jon Small, Brian Doyle and Richard Flynn, each of whom was an executive officer and a director of the Company. Pursuant to the Exchange Agreement, John Loeffler and Jon Small were each issued 291,000 shares of common stock and Brian Doyle and Richard Flynn were each issued 145,500 shares of common stock in exchange for all of the outstanding stock of each of Rave, Picture Vision and All Access. The Company believes that this transaction was fair from a financial point of view. This belief is based on the fact that the Exchange Agreement, and the transactions consummated thereby, were analyzed and approved by the Company's Board of Directors and by all of its then existing stockholders.

John Loeffler, the President, Chief Executive Officer and a director of the Company, is also a consultant to Grey Advertising, which is a major client of the Company's commercial music production division. For such consulting services, Mr. Loeffler is paid approximately $45,000 per year by Grey Advertising. The Company derived approximately $303,000 and $361,000 of commercial music production revenues (approximately 24% and 40% of commercial music production revenues) from Grey Advertising for the years ended June 30, 1998 and 1997, respectively.

In January 1997, the Company entered into an eighteen month consulting agreement with Thomas J. Edelman, an Outside Board member for $90,000. On or about July 1, 1998, the full amount of such consulting fee was unpaid and converted into a one year convertible promissory note bearing interest at the rate of one percent (1%) per month. In addition, Outside Board members have also received consulting fees of $55,500 in cash and 4,750 shares in common stock for the year ended June 30, 1998.

In January 1997, the Company entered into a one year consulting agreement with Mr. Cohen, a director, for $60,000.

The Company has a promissory note receivable with Mr. Loeffler providing for borrowings up to $150,000, with interest at 8.5% per annum. The promissory note is collateralized by 200,000 shares of the executive's common stock of the Company and provides for mandatory prepayments as defined in the agreement. As of June 30, 1998, $129,000 is outstanding under this promissory note. On or about August 6, 1998, Mr. Loeffler repaid approximately $58,000 of such loan.

ITEM 13.                 EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    Exhibit
    Number                             Description
    ------                             -----------

     3.1     Certificate of Incorporation of the Registrant (1)
     3.2     Amended and Restated By-Laws of the Registrant (1)
     4.1     Specimen of Registrant's Common Stock Certificate (1)
     4.2     Specimen of Registrant's Warrant Certificate (1)
     4.3     Form of Representative's Warrant Agreement including form of
             Warrant (1)
     4.4 Form of Warrant Agreement between Registrant and Continental Stock Transfer and Trust Company (1)
    10.1 Exchange Agreement dated as of October 9, 1996 among the Registrant, Brian Doyle,
             Richard Flynn, John Loeffler and Jon Small (1)
    10.2 Employment Agreement dated as of October 9, 1996 between the Registrant and Brian Doyle (1)
    10.3 Employment Agreement dated as of October 9, 1996 between the Registrant and Richard Flynn (1)
    10.4 Employment Agreement dated as of October 9, 1996 between the Registrant and John Loeffler (1)
    10.5 Employment Agreement dated as of October 9, 1996 between the Registrant and Jon Small (1)
    10.6 Expense Allocation Agreement dated as of October 9, 1996 among the Registrant, Rave, Picture Vision, All Access and Robert Klein (1)
    10.7     Form of The Registrant's 1996 Stock Option Plan (corrected version)
    10.8 Lease Agreement dated June 24, 1992 between Not Just Jingles, Inc. and Newmark & Company Real Estate, Inc. (1)
    10.9 Lease Agreement dated October 28, 1994 between the Registrant and Silk & Halpern Realty Associates, Inc. (1)
    10.10 Lease Agreement dated April 4, 1995 between the Registrant and Cummins Station L.L.C. (1)
    10.11 Sublease Agreement dated September 29, 1996 between the Registrant and Not Just Jingles, Inc. (1)
    10.12    Financial Consulting Agreement (1)
    10.13 Form of Consulting Agreement dated as of January 1, 1997 between the Company and Thomas J. Edelman (1)
    10.14 Lease Agreement dated as of October 21, 1996 between the Registrant and Twenty Third Street joint Venture, together with Escrow Letter dated December 11, 1996 (1)
    10.15 Form of Amended and Restated Employment Agreement dated as of January 17, 1997 between the Registrant and Brian Doyle (1)
    10.16 Form of Amended and Restated Employment Agreement dated as of January 17, 1997 between the Registrant and Richard Flynn (1)
    10.17 Form of Amended and Restated Employment Agreement dated as of January 17, 1997 between the Registrant and John Loeffler (1)
    10.18 Form of Amended and Restated Employment Agreement dated as of January 17, 1997 between the Registrant and Jon Small (1)
    10.19 Distribution Agreement with BMG Music d/b/a BMG Entertainment and Push Records, Inc. (3)

    10.20 Lease Agreement dated July 10, 1997 between the Registrant and Twenty-third Street Joint Venture (3)
    10.21 Consulting Agreement dated August 15, 1997 between the Registrant and Consulting for Strategic Growth, Ltd. (3)
    10.22 Personal Services Agreement dated August 13, 1997 between Push Records and Luxx (3)
    10.23 Form of Service Agreement dated September 22, 1997 between Daryl Hall & John Oates and Push Records (3)
    10.24 Employment Agreement dated as of October 1, 1997 between Rave and Paul Hoffman (4)
    10.25 Employment Agreement dated as of July 1, 1997 among the Registrant, Rave and John Loeffler (4)
    10.26 Employment Agreement dated as of July 1, 1997 among the Registrant, All Access and Richard Flynn (4)
    10.27 Employment Agreement dated as of July 1, 1997 among the Registrant, Push Records and Brian Doyle (4)
    10.28 Employment Agreement dated as of July 1, 1997 among the Registrant, Picture Vision and Jon Small (4)
    10.29 Employment Agreement Amended dated as of July 1, 1997 among the Registrant, Rave and John Loeffler (5)
    10.30 Employment Agreement Amended dated as of July 1, 1997 among the Registrant, All Access and Richard Flynn (5)
    10.31 Employment Agreement Amended dated as of July 1, 1997 among the Registrant, Push Records and Brian Doyle (5)
    10.32 Employment Agreement Amended dated as of July 1, 1997 among the Registrant, Picture Vision and Jon Small (5)
    10.33 Employment Agreement dated as of December 1, 1997 between Registrant and Joseph Gallo (5)
    10.34 Consulting Agreement dated as of January 15, 1998 between Registrant and Thomas J. Edelman (5)
    10.35 Consulting Agreement dated as of January 15, 1998 between Registrant and Thomas Cohen (5)
    10.36 Outside Director Compensation Agreement dated January 15, 1998 between Registrant and Thomas J. Edelman (5)
    10.37 Outside Director Compensation Agreement dated January 15, 1998 between Registrant and Thomas Cohen (5)
    10.38 Personal Services Agreement between Push Records and Bruce M. Somers and Nancy Free p/k/a/ Kidney Thieves (5)
    10.39 Form of Licensing Agreement dated November 4, 1997 between Push Records and Eagle Rock Entertainment, PLC. (5)
    10.40 Promissory Note and Stock Pledge Agreement dated December 31, 1997 between Registrant and John Loeffler (6)
    10.41 Interim Chief Operating Officer Consulting Agreement dated May 5, 1998 between the Registrant and Philip G. Nappo III.
    10.42 Personal Services Agreement dated June 18, 1998 between Push Records and Legend Entertainment Corporation.
    10.43 Promissory Note in the amount of $23,960 dated as of August 7, 1998 between Registrant and Thomas Edelman.
    10.44 Promissory Note in the amount of $90,000 dated as of July 1, 1998 between Registrant and Thomas Edelman.

    10.45 Promissory Note in the amount of $23,960 dated as of August 7, 1998 between Registrant and Paul Thomas Cohen.
    10.46 Employment Modification Letter Agreement dated as of September 24, 1998 among Registrant and Messrs, Doyle, Flynn, Loeffler and Small.
    10.47 Financial Advisory Agreement dated as of September 24, 1998 between Registrant and CCF Capital Group, Inc.
    10.48 Investment Agreement dated as of October 6, 1998 between Registrant and Pines International Resorts, Inc.
    21.1     Subsidiaries of Registrant (1)
    27.1     Financial Data Schedule.

                  (1) Incorporated by Reference to the Company's Registration Statement on Form SB-2 (Reg. No. 333-13941)which was declared effective by the Securities and Exchange Commission on January 22, 1997.
                  (2) Filed with the Securities and Exchange Commission on March 17, 1997.
                  (3) Filed with the Securities and Exchange Commission on September 26, 1997.
                  (4) Filed with the Securities and Exchange Commission on November 14, 1997.
                  (5) Filed with the Securities and Exchange Commission on February 12, 1998.
                  (6) Filed with the Securities and Exchange Commission on May 15, 1998.

      (b) Reports on Form 8-K

            None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: October 8, 1998

                                    PARADISE MUSIC & ENTERTAINMENT, INC.

                                    By: /s/ John Loeffler
                                        ----------------------------------------
                                        John Loeffler, Chairman of the Board,
                                        Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ John Loeffler
    ----------------------------------------------------------------------------
    John Loeffler, Chairman of the Board, Chief Executive Officer, President (Principal Executive Officer)

Date: October 8, 1998


By: /s/ Jon Small
    ----------------------------------------------------------------------------
    Jon Small, Executive Vice President and Director

Date: October 8, 1998


By: /s/ Brian Doyle
    ----------------------------------------------------------------------------
    Brian Doyle, Executive Vice President and Director

Date: October 8, 1998


By: /s/ Richard Flynn
    ----------------------------------------------------------------------------
    Richard Flynn, Executive Vice President, Treasurer, Secretary and Director

Date: October 8, 1998


By: /s/ Paul Thomas Cohen
    ----------------------------------------------------------------------------
    Paul Thomas Cohen, Director

Date: October 8, 1998


By: /s/ Thomas J. Edelman
    ----------------------------------------------------------------------------
    Thomas J. Edelman, Director

Date: October 8, 1998


By: /s/ Joseph A. Gallo
    ----------------------------------------------------------------------------
    Joseph A. Gallo, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 8, 1998

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

CONSOLIDATED FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEET                                                 F-3

  CONSOLIDATED STATEMENTS OF OPERATIONS                                      F-4

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                            F-5

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-6-F-7

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-8-F-18

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Paradise Music & Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Paradise Music & Entertainment, Inc. and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradise Music & Entertainment, Inc. and Subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 3 and 13 to the consolidated financial statements, the Company's significant operating losses and need for working capital to continue to fund its operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 3 an 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
July 28, 1998, except for Note 6 as
to which the date is August 6, 1998
and Note 13 as to which the date is
October 6, 1998

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $   863,860
   Restricted cash                                        464,603
   Accounts receivable, less reserve for returns
    of $271,188                                           806,586
   Prepaid production costs                                52,882
   Prepaid record master costs                             93,750
   Other current assets                                   129,985
                                                      -----------
     Total current assets                                            $ 2,411,666

PROPERTY AND EQUIPMENT, net                                            1,262,465

OTHER ASSETS:
   Note receivable, officer                                70,878
   Restricted cash                                        350,000
   Other                                                   26,826
                                                      -----------
                                                                         447,704
                                                                     -----------
                                                                     $ 4,121,835
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Deferred revenues                                  $   266,636
   Accrued payroll and related expenses                   152,599
   Accrued expenses and other current liabilities       1,754,733
                                                      -----------
     Total current liabilities                                       $ 2,173,968

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value,
    authorized 5,000,000 shares, none issued
   Common stock, $.01 par value,
    authorized 20,000,000 shares,
    issued and outstanding 2,245,143 shares                22,451
   Capital in excess of par value                       5,861,499
   Accumulated deficit                                 (3,936,083)
                                                      -----------
     Total stockholders' equity                                        1,947,867
                                                                     -----------
                                                                     $ 4,121,835
                                                                     ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years Ended
                                                             June 30,
                                                    ---------------------------
                                                        1998            1997
                                                    ------------   ------------
REVENUES                                            $ 13,593,426   $  5,568,286
                                                    ------------   ------------
OPERATING EXPENSES:
   Cost of sales                                       9,761,508      3,447,005
   Marketing, selling, general and administrative      6,828,087      3,199,901
                                                    ------------   ------------
     Total operating expenses                         16,589,595      6,646,906
                                                    ------------   ------------

LOSS FROM OPERATIONS                                  (2,996,169)    (1,078,620)

INTEREST INCOME                                          139,040         94,100
                                                    ------------   ------------

LOSS BEFORE INCOME TAXES                              (2,857,129)      (984,520)

INCOME TAXES                                              12,000          9,432
                                                    ------------   ------------

NET LOSS                                            $ (2,869,129)  $   (993,952)
                                                    ============   ============

BASIC AND DILUTED LOSS PER COMMON SHARE             $      (1.29)  $       (.65)
                                                    ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN COMPUTING BASIC AND DILUTED
LOSS PER COMMON SHARE                                  2,230,042      1,529,736
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            Retained       Common
                                          Common Stock       Capital in     Earnings        Stock
                                     ----------------------  Excess of   (Accumulated   Subscription
                                       Shares       Amount   Par Value      Deficit)     Receivable
                                     ----------   ---------  ----------   ------------   -----------
BALANCES, June 30, 1996                 998,000   $   9,980  $   12,090   $   119,160    $   (1,250)

RECLASSIFICATION OF PRIOR
 "S" CORPORATION RETAINED
 EARNINGS                                                       192,162      (192,162)

SALE OF COMMON STOCK, net
 of expenses                             78,333         783     209,804

COMMON STOCK, issued for
 services relating to the initial
 public offering                          4,000          40      11,960

SALES OF COMMON STOCK,
 net of expenses                      1,146,000      11,460   5,318,571

COMMON STOCK, issued to
 outside directors                        2,000          20       7,730

PAYMENT OF COMMON STOCK
 SUBSCRIPTION RECEIVABLE                                                                      1,250

NET LOSS                                                                     (993,952)
                                     ----------   ---------  ----------   -----------    ----------
BALANCES, June 30, 1997               2,228,333      22,283   5,752,317    (1,066,954)         --

COMMON STOCK, issued to
 outside directors and
 executive officer                       16,810         168      39,832

WARRANTS GRANTED FOR
 SERVICES                                                        71,017

INITIAL PUBLIC OFFERING
 EXPENSES                                                        (1,667)

NET LOSS                                                                   (2,869,129)
                                     ----------   ---------  ----------   -----------    ----------
BALANCES, June 30, 1998               2,245,143   $  22,451  $5,861,499   $(3,936,083)   $     --
                                     ==========   =========  ==========   ===========    ==========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Years Ended June 30,
                                                             ----------------------------
                                                                  1998          1997
                                                             -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(2,869,129)    $ (993,952)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                                753,015         46,544
    Expenses recorded in connection with warrants granted         71,017
    Provision for returns                                        588,500
    Common stock issued to outside directors and executive
     officer                                                      40,000          7,750
    Increase (decrease) in cash attributable
     to changes in assets and liabilities:
      Accrued interest receivable                                               (23,162)
      Restricted cash                                           (464,603)
      Accounts receivable                                     (1,342,846)        77,475
      Prepaid production costs                                   182,763       (218,390)
      Prepaid record master costs                               (215,054)      (350,160)
      Other current assets                                      (168,569)       (46,216)
      Deferred revenues                                         (234,437)       451,461
      Accrued payroll and related expenses                      (221,991)       374,590
      Accrued expenses and other current liabilities           1,383,675        230,641
                                                              -----------     ----------

NET CASH USED IN OPERATING ACTIVITIES                         (2,497,659)      (443,419)
                                                             -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property and equipment                         (1,243,932)      (112,144)
  Restricted cash                                               (350,000)
  Note receivable, officer                                      (129,000)
                                                             -----------     ----------

NET CASH USED IN INVESTING ACTIVITIES                         (1,722,932)      (112,144)
                                                             -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable, bank                                              100,000
  Payment on note payable, bank                                                (100,000)
  Proceeds from sales of common stock, net of expenses            (1,667)     5,557,618
  Payment of common stock subscription receivable                                 1,250
                                                             -----------     ----------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                             (1,667)     5,558,868
                                                             -----------     ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                             (4,222,258)     5,003,305

CASH and CASH EQUIVALENTS, beginning of year                   5,086,118         82,813
                                                             -----------     ----------
CASH and CASH EQUIVALENTS, end of year                       $   863,860     $5,086,118
                                                             ===========     ==========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                         Years Ended June 30,
                                                       -----------------------
                                                          1998        1997
                                                       ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for interest                $       --   $    5,322
                                                       ==========   ==========

 Cash paid during the year for income taxes            $    7,092   $   58,660
                                                       ==========   ==========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS:

      Paradise Music & Entertainment, Inc. ("Paradise") was formed on July 18, 1996 and in July 1996 issued 125,000 shares of common stock at $.01 par value (see Note 10). In October 1996, Paradise entered into an exchange agreement (the "Agreement") (see Note 10). Paradise exchanged 873,000 shares of common stock in exchange for the outstanding stock of its three original subsidiaries in a transaction accounted for as a pooling of interests, whereby the financial statements for all periods prior to the combination were restated to reflect the combined operations of its original subsidiaries: All Access Entertainment Management Group, Inc. ("All Access"), a musical artist management company incorporated in New York, Picture Vision, Inc. ("Picture Vision") a video production company incorporated in Tennessee, and John Leffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave") a creator of music scores and advertising themes for television and radio, which was incorporated in New York. In February 1997, the Company incorporated its record label in Delaware, Push Records, Inc. ("Push"). In October 1997, Rave established its Los Angeles operations (Rave West).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation - The consolidated financial statements give effect to the execution of the Agreement (see Note 10) and include the accounts of Paradise and its wholly-owned subsidiaries, Rave, Picture Vision, All Access and Push collectively (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

      Revenue Recognition - Commercial music production revenues and the related production costs are recognized upon acceptance of the music production by the client. Royalty and residual income which relates to musical compositions used in television series are recognized when earned and the amount can be reasonably estimated. All other royalty and residual income is recognized when received as it cannot be reasonably estimated. For projects which are short in duration, (primarily less than one month) video production revenues and related production costs are recorded upon completion of the video. For projects that have a longer term, video production revenues and related production costs are recorded using the percentage-of-completion method which recognizes income as work on the project progresses. In accordance with industry custom, the Company currently operates its music artist management business based on oral agreements and purchase orders with certain artists and customers. Pursuant to these arrangements the Company receives up to 20% of the gross revenues received in connection with artist entertainment related earnings less certain standard industry costs. Record label revenues are recognized when records are shipped and costs which are directly related to production, manufacture and sale of records are capitalized as recoverable from future revenues and amortized over the expected life of the records, to the extent there is reasonable assurance that these costs will be recoverable from future sales. The Company is accounting for these costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 50 "Financial Reporting in the Record and Music Industry."

      Cash and Cash Equivalents - Cash and cash equivalents consist of cash on hand and a highly liquid investment account with maturity of less than three months from the purchase date, and at times exceeds the Federal Deposit Insurance Corporation Coverage of $100,000 per institution. Management regularly monitors the financial condition of the financial institutions in order to keep the potential risk to a minimum.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed as follows:

                                              Estimated
                   Asset                     Useful Lives     Principal Method
                   -----                    -------------     ----------------

      Furniture, fixtures and equipment         5-7 Years     Straight-line
      Leasehold improvements                Term of Lease     Straight-line

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

      Income Taxes - Rave and All Access were "S" corporations prior to the execution of the exchange agreement and, as a result, earnings and losses have been included in the personal income tax returns of the respective stockholders. As a result of the Agreement the "S" elections were terminated. Accordingly, the financial statements reflect a reclassification of $192,162 from retained earnings to capital in excess of par value for the year ended June 30, 1997.

      The Company complies with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

      Loss Per Common Share - Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior period loss information has been restated as required by SFAS No. 128. The restatement had no effect on previously reported loss per share.

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

NOTE 3 - LIQUIDITY:

      The Company's consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $2,869,000 and $994,000 for the years ended June 30, 1998 and 1997, respectively, and will require working capital to continue to fund its operations. The Company is in the process of seeking additional equity or debt financing. Continuation of the Company as a going concern is dependent on its ability to resolve its liquidity problem and attain future profitable operations. The financial statements do not include any adjustments that might result from this uncertainty (see Note 13).

NOTE 4 - RESTRICTED CASH:

      The Company holds approximately $465,000 of cash in foreign banks on behalf of a third party. The Company has a corresponding liability to the third party and is not exposed to currency risk.

      The Company has a letter of credit for $350,000 collateralized with cash for security on a lease.

NOTE 5 - PROPERTY AND EQUIPMENT:

      Property and equipment consists of the following:

      Furniture, fixtures and equipment                              $  671,944
      Leasehold improvements                                            913,952
                                                                     ----------
                                                                      1,585,896
      Less accumulated depreciation and amortization                    323,431
                                                                     ----------
                                                                     $1,262,465
                                                                     ==========

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTE RECEIVABLE, OFFICER:

      The Company has a promissory note receivable with an executive providing for borrowings up to $150,000, with interest at 8.5% per annum. The promissory note is collateralized by 200,000 shares of the executive's common stock of the Company and provides for mandatory repayments as defined in the note. On or about August 6, 1998, approximately $58,000 of such loan was repaid.

NOTE 7 - INCOME TAXES:

      The provision for income taxes consists of the following:

                                                           Years Ended June 30,
                                                          ---------------------
                                                             1998        1997
                                                          ---------   ---------
       Current:
         Federal                                          $     --    $     --
         State and city                                      12,000       9,432
                                                          ---------   ---------

         Total                                            $  12,000   $   9,432
                                                          =========   =========

      At June 30, 1998, the Company recorded deferred federal, state and city income tax assets aggregating approximately $1,745,000, arising from net operating loss carryforwards. A valuation allowance in the same amount has been recorded, since management has no assurance that the tax benefit will be realized.

      At June 30, 1998, the Company has federal and New York State and City net operating loss carryforwards of approximately $3,585,000 and $4,400,000 respectively, which expire beginning in 2012.

      The following reconciles income tax expense (benefit) computed at the federal statutory rate to the actual provision for income taxes.

                                                           Years Ended June 30,
                                                          ---------------------
                                                             1998        1997
                                                          ---------   ---------
      Tax benefit computed
       at federal statutory rate                            (34.00)%    (34.00)%
      State and city provision                                 .42        1.00
      Valuation allowance                                    34.00       34.00
                                                          --------    --------

                                                               .42%       1.00%
                                                          ========    ========

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS

      In May 1998, the Company entered into an agreement with an executive to function as interim Chief Operating Officer. The Agreement provides for cash payments of $20,000 per month and equipment rental charges of $1,000 per month through the term of the agreement which cannot exceed nine months, and the issuance of stock valued at approximately $45,000 during the term. As of June 30, 1998, the Company charged to operations cash payments of $52,500 and issued 5,000 shares of its common stock valued at $2 per share.

      Effective October 1, 1997, the Company entered into a one-year employment agreement with an executive subject to renewal. The agreement provides for annual compensation of $125,000 and the executive may be entitled to bonuses. The agreement further provides for the grant of options to acquire 25,000 shares of the Company's common stock at $3.125 per share and for the grant of options to acquire an additional 25,000 shares of the Company's common stock at $4.125 per share. These options vest equally over a three-year period and expire in five years.

      On August 15, 1997 Push entered into a three-year distribution and manufacturing agreement, ("the BMG Agreement"), with BMG Music d/b/a BMG Entertainment ("BMG"). Such BMG Agreement, which expires on August 15, 2000, contains an option to extend for one additional year, and provides that BMG will provide distribution and manufacturing services within the United States, its territories and possessions and Puerto Rico for all sound recordings derived from record masters owned or controlled by Push, excluding products geared primarily toward non-audio personal computer use. As part of the BMG Agreement, BMG will retain a distribution and a manufacturing fee based on the cumulative net sales before any adjustments for special terms as defined in the BMG Agreement.

      Effective August 1, 1997, the Company entered into a 10-year lease. The lease requires the Company to pay for certain operating expenses. The Company's Corporate, Rave, All Access and Push employees utilize this space. Picture Vision rents office space under a lease which expires in 2001 and Rave's Los Angeles operation rents space under a lease which expires in 2003. Rent expense for the years ended June 30, 1998 and 1997 was approximately $322,000 and $122,000, respectively.

      The aggregate future minimum annual rental payments are approximately as follows:

      Years ending June 30,
             1999                                                     $  233,000
             2000                                                        336,000
             2001                                                        324,000
             2002                                                        324,000
             2003                                                        321,000
             Thereafter                                                1,265,000
                                                                      ----------

                                                                      $2,803,000
                                                                      ==========

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

      In October 1996, the Company entered into employment agreements, as amended (the "Executive Agreements"), with four of its executives (the "Executives"). Each of the Executive Agreements was for a period of three years, and provided for annual base salaries of $150,000 plus bonuses. (See Note 13)

      Effective July 1, 1997, these Executive Agreements were replaced by New Agreements (the "New Agreements"). Each of the New Agreements is for a period of two years and provides for annual salaries between $300,000 and $325,000. If an Executive's subsidiary reports a pretax loss, such Executive's salary will be reduced, but not below $150,000 per annum, to reflect a pretax breakeven and such reduction will be recorded as an advance with interest payable at prime plus 1% and will be payable over three years. In addition, such Executive's salary will be reduced for the subsequent year by the amount of such reduction but not below $150,000. Based on the performance of one of the Company's subsidiaries approximately $150,000 of compensation should have been recorded as advances pursuant to the Executive Agreements but remained as compensation upon approval by the Compensation Committee. Pursuant to these New Agreements, two bonus plans have been established for the benefit of the Executives based upon attainment of certain financial results. (See Note
      13)

      On October 1, 1997, the Company entered into an employment agreement (the "Employment Agreement") with an individual who manages Rave's Los Angeles commercial music division. The Employment Agreement provides for the individual to receive as compensation an amount equal to 75% of the first $350,000 of the division's gross margin and 15% of the division's gross margin above $350,000. In addition, this individual has been granted options (outside the option plan (see Note 11)) to purchase 100,000 shares of the Company's common stock at $4.75 per share which vest at various times during the term of the Employment Agreement.

      For the years ended June 30, 1998 and 1997, approximately $1,480,000 and $973,000 has been expensed under the bonus plans and Employment, Executive and New Agreements and are included in marketing, selling, general and administrative expenses. (See Note 13)

      The Company has agreed to pay its outside directors an aggregate of $36,000 per fiscal year payable quarterly in cash and the Company's common stock valued on the last day of the applicable quarter. For the years ended June 30, 1998 and 1997, the Outside Directors earned in the aggregate $13,500 and $12,000 in cash respectively, and 8,060 and 2,000 shares of common stock, respectively.

      The Company has entered into various consulting agreements with its outside Board members. These agreements provide for monthly consulting fees ranging between $1,000 and $5,000 through January 2000. An aggregate of $55,500 was paid in cash, $90,000 was accrued and 3,750 shares of the Company's common stock were issued at $2 per share and charged to operations. As of June 30, 1998, the consulting agreements provide for an aggregate consulting fee to the Board members of $2,500 per month through January 2000 payable in the Company's common stock.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - ECONOMIC DEPENDENCY:

      Approximately $303,000 and $361,000 of commercial production revenues for the years ended June 30, 1998 and 1997, respectively, were derived from one advertising agency. Approximately $750,000 and $675,000 of musical talent management revenues for the years ended June 30, 1998 and 1997, respectively, were derived from two musical artists, respectively. For the years ended June 30, 1998 and 1997, approximately $7,402,000 and $1,867,000, respectively, of video production revenues were derived from two artists and one artist, respectively. For the year ended June 30, 1998, approximately $2,056,000 of record label revenues were derived from one customer. At June 30, 1998, approximately $96,000 was owed in the aggregate by the Company to these artists and customers.

NOTE 10 - STOCKHOLDERS' EQUITY

      The Company has reserved for issuance 80,500 shares of its common stock relating to common stock purchase warrants outstanding as of June 30, 1998 with exercise prices of $4.03 and $5.00. At June 30, 1998, 38,500 common stock purchase warrants are exercisable.

      In September 1997, Push reached a worldwide exclusive recording agreement ("the Agreement"), with an artist. Such Agreement provides for Push to have the exclusive right to distribute one album and, in addition, the agreement provides for two consecutive options for two additional albums only if performance plateaus are met by the preceding album as defined in the Agreement. Additionally, under the Agreement warrants to purchase 30,000 shares of the Company's common stock were granted and vested immediately.

      In January 1997, the Company completed its initial public offering. Through the offering the Company sold 1,000,000 units consisting of 1,000,000 shares of common stock and 1,000,000 warrants at $6.00 per unit. For each two warrants owned, the holder is entitled to purchase one share of common stock through January 21, 2001 at $7.20. In February 1997, an additional 146,000 units were sold upon the exercise of the underwriter's over allotment option. The aggregate net proceeds were approximately $5,330,000, after underwriters' commissions and offering expenses of approximately $1,546,000.

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

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

      On July 18, 1996, a new Delaware corporation was formed, Paradise Music & Entertainment, Inc. which on July 22, 1996 issued 125,000 shares of common stock at $.01 par value (see Notes 1 and 2).

NOTE 11 - STOCK OPTIONS:

      On October 8, 1996, the Board of Directors adopted and the stockholders approved the Option Plan. The Option Plan provides for the granting of incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-qualified stock options ("NQSOs") and/or Stock Appreciation Rights (SARs) to certain directors, agents and employees of, and consultants to the Company. The purpose of the Option Plan is to attract and retain exemplary employees, agents, consultants and directors. Options and SARs granted under the Option Plan may not be exercisable for terms in excess of 10 years from the date of grant. In addition, no options or SARs may be granted under the Option Plan later than 10 years after the Option Plan's effective date. The total number of shares of Common Stock with respect to which options and SARs will be granted under the Option Plan is 185,000. The shares subject to and available under the Option Plan may consist, in whole or in part, of authorized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option or SAR that terminates, expires or lapses for any reason, and any shares purchased pursuant to an option and subsequently repurchased by the Company pursuant to the terms of the option, shall again be available for grant under the Option Plan. At June 30, 1998, options under the Option Plan to purchase 109,000 shares of common stock are outstanding, none of which have been exercised.

      In addition, the Board of Directors approved the adoption of the Outside Directors Stock Option Program (the "Program"). The Program provides for the granting of an aggregate of 100,000 stock options to eligible directors of the Company (as defined in the Program). Each eligible director shall receive 5,000 stock options per annum, subject to adjustment, for their services on the Board on each July 1, that they are serving as an eligible director. The options are exercisable at the fair market value of common stock on the last date preceding the date of grant. The Program further provides that the maximum term of stock options may not exceed 5 years and the stock options may be exercised at any time for a period of 5 years after the date of grant. At June 30, 1998, options to purchase 35,000 shares of common stock were outstanding, none of which have been exercised.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS (CONTINUED):

      The activity in the Option Plan and the Program are as follows:

                                                  Exercise Price Per Share
                                             -----------------------------------
                                              Number of
                                               Options                 Range
                                             -----------            ------------
      Balance outstanding,
       July 1, 1997                               35,000            $       6.00

      Granted                                    109,000             3.31 - 6.00
                                             -----------            ------------

      Balance outstanding,
       June 30, 1998                             144,000            $3.31 - 6.00
                                             ===========            ============

      Exercisable,
       June 30, 1998                              45,000            $4.00 - 6.00
                                             ===========            ============

      The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock- Based Compensation". The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock Option Plan and Program. Had compensation for the Company's stock options been determined based on the fair value at the grant dates, consistent with the provisions of SFAS No. 123, the Company's consolidated net loss and loss per common share would have been adjusted to the pro forma amounts indicated below:

                                                       Years Ended June 30,
                                                   ---------------------------
                                                      1998             1997
                                                   -----------     -----------
      Net loss:
         As reported                               $(2,869,129)    $  (993,952)
         Pro forma                                  (2,975,323)     (1,081,102)

      Basic and diluted loss per common share:
         As reported                               $     (1.29)    $      (.65)
         Pro forma                                       (1.33)           (.71)

      The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for grants for the year ended June 30, 1998: risk-free interest rate 6.0%, no dividend yield, expected life of 5 years and expected volatility of 44 percent.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RETIREMENT PLANS

      Profit Sharing Plan

      Effective July 1, 1997, the Company formed a Profit Sharing Plan (the "Plan") covering substantially all employees who meet certain eligibility requirements. The Company can contribute, on a discretionary basis, up to 3% of the employees base salary to the Plan. For the year ended June 30, 1998, profit sharing expense was $38,000.

      401(k) Plan

      Effective July 1, 1997, the Company formed a 401(k) plan covering substantially all employees. Employees can contribute up to 15% of their annual base salary, not to exceed $10,000 in 1998 and $9,500 in 1997. The Plan does not provide for a Company match.

NOTE 13 - SUBSEQUENT EVENTS:

      In September 1998, Messrs. Loeffler, Small, Doyle and Flynn entered into a letter agreement (the "Employment Modification Agreement") with the Company which amended certain provisions of the New Employment Agreements. In the case of Messrs. Doyle and Flynn, the Employment Modification Agreement is subject to approval by the Compensation Committee of the Board of Directors of a definitive budget for fiscal year 1999 for Push. In consideration of the reduced base salaries, other compensation concessions and more stringent non-compete terms reflected in the Employment Modification Agreement (and, in the case of Mr. Doyle, conditioned upon approval of the Push budget for year 1999), the Compensation Committee of the Board of Directors treated all monies paid to the executives in fiscal year 1998 as compensation, as opposed to treating any portion thereof as "advances" subject to recoupment. In recognition of Picture Vision's profitability for fiscal year 1998 and the other achievements of Mr. Small, the Compensation Committee also awarded Mr. Small a bonus of $150,000 for fiscal year 1998, which bonus was paid in July of 1998.

      On October 6, 1998, the Company entered into an investment agreement (the "Pines Investment Agreement") with Pines International Resorts, Inc. ("Pines") pursuant to which, among other things, Pines agreed to purchase 500,000 shares of the Company's common stock in consideration for payment to the Company of $775,000 in tranches of $345,000 and $430,000, respectively. Under the terms of this agreement the Company will receive the first payment of $345,000 no later than October 14, 1998. In addition, the Company has agreed to grant warrants to Pines for the purchase of 350,000 shares of the Company's common stock at prices ranging from $1.55 to $2.50 per share. The warrants became exercisable on October 6,1998 and expire at various dates through December 31, 1999. In accordance with the Pines Investment Agreement, Pines is required to pay to the Company $430,000 within one week of filing a Registration Statement on Form S-3. If the Company fails to have an effective Registration Statement covering the shares issued to Pines within 90 days following the payment by Pines of $345,000, a monthly penalty, at the option of Pines, of $50,000 or the issuance of 100,000 shares of the Company's common stock shall be imposed until the Registration Statement becomes effective.

      In September 1998, the Company entered into a non-exclusive financial advisory relationship with CCF Capital Group, Inc. ("CCF Capital") pursuant to which, among other things, CCF Capital would receive a monthly retainer of $6,500 per month and certain success fees and bonuses for assisting the Company in raising monies through the sale of debt, equity or a combination of the two. Upon closing of the Pines Investment Agreement, CCF Capital will receive 100,000 shares of the Company's common stock in connection with the rendering of its financial advisory services and will earn a success fee of $75,000.

      On a proforma basis, assuming the aforementioned equity financing occurred on June 30, 1998, stockholders' equity at June 30, 1998 would have been approximately $2,648,000. If the aforementioned equity financing occurred on July 1, 1997, proforma loss per common share would have been $1.01.

      The Company is pursuing debt and/or equity financing to provide for its immediate, short-term and long-term cash requirements. In the event that the Company cannot procure adequate financing, the Company may be required to, among other things, reduce its operating costs, reduce its payroll, curtail its on-going investment activities, especially in Push Records, and curtail, restrict or even eliminate certain of the Company's businesses or operating subsidiaries. Even if the Company is successful in obtaining financing for its immediate cash needs, there can be no assurance that the actions outlined above will ensure the Company's survival as a going concern and if the Company does continue, implementation of the cash containment measures outlined above could materially adversely affect the long-term profitability or potential future value of the Company's business and operating subsidiaries.

      The Company's tangible net asset value as of June 30, 1998 was below the threshold required by NASDAQ for continued listing of the Company's securities. The Company believes that the financing activities described above especially the financing provided pursuant to the Pines Investment Agreement will result in an increase of the Company's tangible net asset value above the threshold established for continued NASDAQ listing. However, there can be no assurance that failure to consummate the Pines Investment Agreement or continuing losses will not result in a net tangible asset value in the future which again falls below the requirement for continued NASDAQ listing. If the Company's securities are delisted, the value of the Company's

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED):

      securities would be materially adversely affected and the Company would, in all likelihood, find it more difficult to consummate any financing transactions.

      In late July of 1998, all six members of the Company's Board of Directors sold in the aggregate approximately 105,000 shares of the Company's Common Stock in one or more open market transactions at a price per share of $2.875. The Company's two outside directors lent the proceeds of such open market sales (an aggregate of approximately $48,000) to the Company pursuant to convertible promissory notes that would allow the holders of such notes to convert the outstanding principal and interest accrued thereunder into shares of the Company's Common Stock at a price per share equal to $2.875. Three of the Company's Board members took the proceeds of their open market sales (approximately $190,000) and reinvested them into the Company in exchange for restricted shares of Common Stock at a purchase price per share of $2.875. One of the Company's Board members, Mr. Loeffler, used the proceeds of his open market sales to repay approximately $58,000 of a loan that had been advanced to him by the Company. In all, the Company received approximately $302,000 in gross proceeds from such transactions.