Form 10QSB
period 1998-09-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 1998-11-20
CIK 1024464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                               -------------------------------------------------

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to _____________________

Commission file number   1-12635
                       ---------------------------------------------------------

                      PARADISE MUSIC & ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                Delaware                                   13-3906452
-------------------------------------------    ---------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

   53 West 23rd Street, New York, New York                             10010
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Issuer's telephone number   (212) 590-2100
                           -----------------------------------------------------

   420 West 45th Street, New York, New York  10036
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

      At November 12, 1998, the Issuer had 2,430,867 shares of Common Stock, $.01 par value, outstanding.

      Transitional Small Business Disclosure Format   Yes |_|  No |X|

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART I     FINANCIAL INFORMATION                                            PAGE
                                                                            ----
Item 1.    Financial Statements

             Consolidated Balance Sheets as of
              September 30, 1998 (Unaudited) and June 30, 1998                 3

             Consolidated Statements of Operations for the
              Three Months Ended September 30, 1998
              and 1997 (Unaudited)                                             4

             Consolidated Statements of Stockholders' Equity
              for the Three Months Ended September 30, 1998 (Unaudited)        5

             Consolidated Statements of Cash Flows for the Three Months
              Ended September 30, 1998 and 1997 (Unaudited)                  6-7

             Notes to Consolidated Financial Statements (Unaudited)         8-13

Item 2.    Management's Discussion and Analysis of Results
            of Operations and Financial Condition                          14-16


PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   17

           Signature Page                                                     18

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,     June 30,
                                                        1998            1998
                                                    -------------   -----------
                                                     (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and equivalents                               $   856,791    $   863,860
  Restricted cash                                        485,171        464,603
  Accounts receivable, less reserve for returns
   of $221,957 at September 30, 1998 and $271,188
   at June 30, 1998                                      620,684        806,586
  Prepaid production costs                               221,541         52,882
  Prepaid record master costs                            187,500         93,750
  Other current assets                                    93,994        129,985
                                                     -----------    -----------
       Total current assets                            2,465,681      2,411,666

PROPERTY AND EQUIPMENT, net                            1,225,789      1,262,465
                                                     -----------    -----------

OTHER ASSETS
  Note receivable                                         70,878         70,878
  Restricted cash                                        350,000        350,000
  Other                                                   25,827         26,826
                                                     -----------    -----------
                                                         446,705        447,704
                                                     -----------    -----------

                                                     $ 4,138,175    $ 4,121,835
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                      $   137,920    $        --
  Deferred revenues                                      743,358        266,636
  Accrued payroll and related expenses                   181,458        152,599
  Accrued expenses and other current liabilities       1,594,209      1,754,733
                                                     -----------    -----------
       Total current liabilities                       2,656,945      2,173,968
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued
  Common stock, $.01 par value,
   authorized 20,000,000 shares,
   issued and outstanding 2,407,200 and
   2,245,143 shares, respectively                         24,072         22,451
  Capital in excess of par value                       6,167,361      5,861,499
  Accumulated deficit                                 (4,710,203)    (3,936,083)
                                                     -----------    -----------
       Total stockholders' equity                      1,481,230      1,947,867
                                                     -----------    -----------

                                                     $ 4,138,175    $ 4,121,835
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------

REVENUES                                             $ 1,844,466    $ 4,187,985
                                                     -----------    -----------

OPERATING EXPENSES:
  Cost of sales                                          655,003      3,179,684
  Marketing, selling, general and administrative       1,970,166      1,282,883
                                                     -----------    -----------
       Total operating expenses                        2,625,169      4,462,487
                                                     -----------    -----------

OPERATING LOSS                                          (780,703)      (274,502)

INTEREST INCOME                                           16,583         58,614
                                                     -----------    -----------

LOSS BEFORE INCOME TAX PROVISION                        (764,120)      (215,888)

INCOME TAX PROVISION                                      10,000         13,000
                                                     -----------    -----------

NET LOSS                                             $  (774,120)   $  (228,888)
                                                     ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE              $      (.34)   $      (.10)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED
 LOSS PER COMMON SHARE                                 2,292,598      2,228,333
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Three Months Ended September 30, 1998
                                   (Unaudited)

                                                    Common Stock         Capital in
                                              ------------------------    Excess of    Accumulated
                                               Shares         Amount      Par Value      Deficit
                                              ---------    -----------   -----------   -----------
BALANCES, June 30, 1998                       2,245,143    $    22,451   $ 5,861,499   $(3,936,083)

SALES OF COMMON STOCK                            66,249            663       187,242

COMMON STOCK, issued to outside
 directors and consultants                       95,808            958       113,652

WARRANTS GRANTED FOR SERVICES                                                  4,968

NET LOSS                                                                                  (774,120)
                                              ---------    -----------   -----------   -----------

BALANCES, September 30, 1998                  2,407,200    $    24,072   $ 6,167,361   $(4,710,203)
                                              =========    ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                      September 30,
                                                               --------------------------
                                                                   1998           1997
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $  (774,120)   $  (228,888)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
    Depreciation and amortization                                   52,503         56,496
    Expenses recorded in connection with warrants granted            4,968          8,012
    Provision for returns                                           67,500        902,000
    Common stock issued to outside directors and consultants
      (for services)                                               114,610          4,500
    Restricted cash                                                (20,568)
    Increase (decrease) in cash attributable
     to changes in assets and liabilities:
     Accounts receivable                                           118,402     (1,561,562)
     Accrued interest receivable                                                    6,629
     Prepaid production costs                                     (168,659)       116,357
     Prepaid record master costs                                   (93,750)       (80,307)
     Other current assets                                           35,991         13,925
     Other                                                                        (19,000)
     Deferred revenues                                             476,722       (318,555)
     Accrued payroll and related expenses                           28,859       (204,941)
     Accrued expenses and other current liabilities                (70,524)       410,822
                                                               -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                             (228,066)      (894,512)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (14,828)      (113,839)
  Construction in progress                                                       (252,788)
                                                               -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                              (14,828)      (366,627)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of common stock                              187,905         (1,667)
  Proceeds from notes payable                                       47,920
                                                               -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                235,825         (1,667)
                                                               -----------    -----------

NET DECREASE IN CASH AND EQUIVALENTS                                (7,069)    (1,262,806)

CASH AND EQUIVALENTS, beginning of period                          863,860      5,086,118
                                                               -----------    -----------

CASH AND EQUIVALENTS, end of period                            $   856,791    $ 3,823,312
                                                               ===========    ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                         --------------------
                                                            1998       1997
                                                         ---------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION,
 cash paid during the period for income taxes            $   5,430  $  10,010
                                                         =========  =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Stock issued in exchange for services                  $ 114,610  $   4,500
                                                         =========  =========

  Warrants expensed                                      $   4,968  $   8,012
                                                         =========  =========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION:

          The financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and Subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange commission and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations, financial condition, and cash flows for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's June 30, 1998 Form 10-KSB.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Principles of Consolidation - The consolidated financial statements include the accounts of Paradise and its wholly-owned subsidiaries, Rave, Picture Vision, All Access and Push. All significant intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

NOTE 3 - LIQUIDITY:

          The Company's consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $774,120 and $228,888 for the three months ended September 30, 1998 and 1997, respectively, and believes it will require working capital to continue to fund its operations. The Company is in the process of seeking additional equity or debt financing. Continuation of the Company as a going concern is dependent on its ability to resolve its liquidity problem and attain future profitable operations. The financial statements do not include any adjustments that might result from this uncertainty (see Note 7).

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 -  COMMITMENTS AND CONTINGENCIES:

          In October 1996, the Company entered into employment agreements, as amended (the "Executive Agreements"), with Messrs. Loeffler, Small, Doyle and Flynn (the "Executives"). Each of the Executive Agreements was for a period of three years, and provided for annual base salaries of $150,000 plus bonuses.

          Effective July 1, 1997, these Executive Agreements were replaced by New Agreements (the "New Agreements"). Each of the New Agreements is for a period of two years and provides for annual salaries between $300,000 and $325,000. If the subsidiary, which an Executive manages, reports a pretax loss, such Executive's salary was to be reduced, but not below $150,000 per annum, to the extent necessary to reflect a pretax breakeven and such reduction was to be recorded as an advance with interest payable at prime plus 1% and was to be payable over three years. In addition, such Executive's salary was to be reduced for the subsequent year by the amount of such reduction but not below $150,000. In fiscal 1998, based on the performance of one of the Company's subsidiaries approximately $150,000 of compensation should have been recorded as advances pursuant to the Executive Agreements but remained as compensation following approval by the Compensation Committee. Pursuant to these New Agreements, two bonus plans have been established for the benefit of the Executives based upon attainment of certain financial results.

          In September 1998, each of the Executives entered into a letter agreement (the "Employment Modification Agreement") with the Company which amended certain provisions of the New Agreements. In the case of Messrs. Doyle and Flynn, the Employment Modification Agreement is subject to approval by the Compensation Committee of the Board of Directors of a definitive budget for fiscal year 1999 for Push. In consideration of reduced base salaries (which were reduced in the aggregate of $300,000), other compensation concessions and more stringent non-compete terms reflected in the Employment Modification Agreement (and, in the case of Mr. Doyle, conditioned upon approval of the Push budget for year 1999), the Compensation Committee of the Board of Directors treated all monies paid to the executives in fiscal year 1998 and the three months ended September 30, 1998 as compensation, as opposed to treating any portion thereof as "advances" subject to recoupment. In recognition of Picture Vision's profitability for fiscal year 1998 and the other achievements of Mr. Small, the Compensation Committee also awarded Mr. Small a bonus of $150,000 for fiscal year 1998, which bonus was paid in July of 1998. According to its terms, the Employment Modification Agreement expired on October 30, 1998 since initial funding under the Pines Investment Agreement (as described in Note 7) has not occurred. Messrs. Loeffler, Doyle and Flynn have agreed to abide by the reduced salary level under the Employment Modification Agreement through December 15, 1998 or until new employment agreements can be executed.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 -  COMMITMENTS AND CONTINGENCIES (CONTINUED):

          On October 1, 1997, the Company entered into an employment agreement (the "Employment Agreement") with an individual who manages the Company's Los Angeles commercial music division. The Employment Agreement provides for the individual to receive as compensation an amount equal to 75% of the first $350,000 of the division's gross margin and 15% of the division's gross margin above $350,000. In addition, this individual has been granted options (outside the option plan) to purchase 100,000 shares of the Company's common stock at $4.75 per share which vest at various times during the term of the Employment Agreement. For the three months ended September 30, 1998, approximately $34,000 has been expensed under this agreement. In addition, no options have vested as of September 30, 1998. The Company is in the process of renegotiating the terms of the Employment Agreement. The Company will not be required to provide any funding for this operation under the proposed terms. In addition, this operation has changed its name to Blue Music and Sound Design and operates independently from the Company's New York commercial music production operation as a wholly owned subsidiary of the Company. Pending completion of a formal agreement, the parties are operating as if the agreement had been adopted except that compensation has been accrued under the prior existing arrangement.

          For the three months ended September 30, 1998 and 1997, approximately $403,000 and $306,000 has been expensed under the bonus plans and Employment, Executive and New Agreements and are included in marketing, selling, general and administrative expenses.

NOTE 5 -  STOCKHOLDERS' EQUITY:

          In late July of 1998, at the Company's request, all six members of the Company's Board of Directors sold in the aggregate approximately 105,000 shares of the Company's Common Stock in one or more open market transactions at a price per share of $2.875 to provide financing for the Company. The Company's two outside directors lent the proceeds of such open market sales (an aggregate of approximately $48,000) to the Company pursuant to convertible promissory notes that would allow the holders of such notes to convert the outstanding principal and interest accrued thereunder into shares of the Company's Common Stock at a price per share equal to $2.875. Three of the Company's Board members took the proceeds of their open market sales (approximately $188,000) and reinvested them into the Company in exchange for restricted shares of Common Stock at a purchase price per share of $2.875. One of the Company's Board members, Mr. Loeffler, used the proceeds of his open market sales to repay approximately $58,000 of a loan that had been advanced to him by the Company. In all, the Company received approximately $302,000 in gross proceeds from such transactions.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 -  ECONOMIC DEPENDENCY:

          Approximately $73,000 and $67,000 of commercial production revenues for the three months ended September 30, 1998 and 1997, respectively, were derived from one advertising agency. Approximately $232,000 and $297,000 of musical talent management revenues for the three months ended September 30, 1998 and 1997, respectively, were derived from one and two musical artists, respectively. For the three months ended September 30, 1998 and 1997 approximately $402,000 and $2,575,000 of video production revenues were derived from three artists and one artist, respectively. Approximately $257,000 and $386,000 of record label revenues were derived from one customer for the three months ended September 30, 1998 and September 30, 1997, respectively. At September 30, 1998, approximately $27,000 was owed in the aggregate to the Company from these artists and customers.

NOTE 7 -  SUBSEQUENT EVENTS:

          In September 1998, the Company entered into a non-exclusive financial advisory relationship with CCF Capital Group, Inc. ("CCF Capital") pursuant to which, among other things, CCF Capital would receive a monthly retainer of $6,500 per month and certain success fees and bonuses for assisting the Company in raising monies through the sale of debt, equity or a combination of the two. Upon closing of the Pines Investment Agreement, CCF Capital would have received 100,000 shares of the Company's common stock in connection with the rendering of its financial advisory services and would have earned a success fee of $75,000. As of November 17, 1998, the Pines Investment Agreement had not closed and the Company declared the Pines Investment Agreement and the CCF agreement to have been breached. The Company has retained the sum of $50,000 received from Pines as partial damages and has reserved its rights to assert additional damages. The aforementioned monthly retainer and related shares have not been remitted to CCF Capital. The Company is in advanced discussions for certain possible financings. There can be no assurance that any financing will be completed and unless adequate financing can be obtained the Company will be forced to substantially curtail its operating activities, downsize and possibly eliminate its most costly operations, especially its newly established record label.

          The Company entered into an investment agreement (the "Pines Investment Agreement") with Pines International Resorts, Inc. ("Pines") on October 6, 1998 which was amended on October 14, 1998 subject to approval by the Company based on the receipt of funds under which Pines agreed to purchase 668,000 shares of the Company's common stock in consideration for payment to the Company of $775,000. Pines failed to meet its obligations and the Company has retained $50,000 received from Pines as partial damages.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 -  SUBSEQUENT EVENTS (CONTINUED):

          The Company is also pursuing other sources of equity investments to meet its immediate needs as well as debt and/or equity financing to provide for its intermediate and long-term cash requirements. In the event that the Company cannot procure adequate financing, the Company may be required to, among other things, reduce its operating costs, reduce its payroll, curtail its on-going investment activities, especially in Push Records, and curtail, restrict or even eliminate certain of the Company's businesses or operating subsidiaries. Potential financing could also involve special joint or project financing with respect to Push Records. Even if the Company is successful in obtaining financing for its immediate cash needs, there can be no assurance that the actions outlined above will ensure the Company's survival as a going concern and if the Company does continue, implementation of the cash containment measures outlined above could materially adversely affect the long-term profitability or potential future value of the Company's business and operating subsidiaries.

          The Company's tangible net asset value as of September 30, 1998 was below the threshold required by NASDAQ for continued listing of the Company's securities. The Company believes that it has developed an overall strategy for meeting this requirement in a reasonable period of time. NASDAQ initially determined that such strategy was not adequate and called for termination of listing as of November 10, 1998. This determination is being appealed and, pending such appeal, NASDAQ will refrain from taking any action with respect to suspension. There can be no assurance that this appeal will be successful. If the Company's securities are delisted, the value of the Company's securities would be materially adversely affected and the Company would, in all likelihood, find it more difficult to consummate any financing transactions.

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

As discussed in "Liquidity and Capital Resources" and elsewhere in this quarterly report, the Company is experiencing severe liquidity problems which have had and will continue to have a material adverse effect on the operations of the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

                Three Months Ended September 30, 1998 Compared to
                      Three Months Ended September 30, 1997

Commercial music production revenues increased to $454,646 for the three months ended September 30, 1998 from $173,858 for the three months ended September 30, 1997, an increase of $280,788 or 161.5% while commercial music production costs of sales increased to $125,523 for the three months ended September 30, 1998 from $91,461 for the three months ended September 30, 1997, an increase of $34,062 or 37.2%. The increase in revenues was due to an increase of residual and royalty income and the addition of an operation in Los Angeles. The increase in costs was primarily due to higher revenues, a greater amount of royalty income which has no related costs and the Los Angeles operations experiencing higher margins than historical levels. The level of residual and royalty income varies from period to period based upon the number of compositions airing at any one time, the medium on which such compositions are aired and the frequency of such airings. As a result of the foregoing, gross profit as a percentage of commercial music production revenues increased to 72.4% for the three months ended September 30, 1998 from 47.4% for the three months ended September 30, 1997.

Video production revenues decreased to $759,893 for the three months ended September 30, 1998 from $3,287,376 for the three months ended September 30, 1997, a decrease of $2,527,483 or 76.9%, while video production costs of sales decreased to $415,099 for the three months ended September 30, 1998 from $2,897,050 for the three months ended September 30, 1997, a decrease of $2,481,951 or 85.7%. The decrease in both revenues and costs are primarily due to the Garth Brooks HBO Special which was completed in the first quarter of 1997.

Gross profit from video production revenues decreased to $344,794 for the three months ended September 30, 1998 from $390,326 for the three months ended September 30, 1997, a decrease of $45,532 or 11.7%. Gross profit as a percentage of video production revenues increased to 45.4% for the three months ended September 30, 1998 as compared to 11.9% for the three months ended September 30, 1997. The prior period's gross profit included the Garth Brooks HBO Special which was a very significant and profitable project, however, the gross profit percentage on this project was lower than the Company's historical gross profit percentage on its smaller projects.

Music artist management revenues decreased to $247,463 for the three months ended September 30, 1998 from $340,368 for the three months ended September 30, 1997, a decrease of $92,905 or 27.3%. The decrease was primarily attributable to a decrease in the number of concerts performed by an artist. The Company's music artist management operations have no cost of sales associated with it since no products are produced.

Record label revenues for the three months ended September 30, 1998 decreased to $382,464 from $386,383 for the three months ended September 30, 1997, a decrease of $3,919 or 1.0%. The decrease reflects lower record sales in fiscal 1999 compared to the prior period when Daryl Hall & John Oates' album "Marigold Sky" was released in September of 1997. This decrease was offset in part by the recognition of foreign licensing income of approximately $203,000 in fiscal 1998 received relating to "Marigold Sky". Gross profit as a percentage of revenues amounted to 70% for the three months ended September 30, 1998 compared with 50% for the comparable period last year. The increase in the margin percentage results from recognition of the aforementioned licensing income; if this income had not been recognized the resulting margin would have been approximately 36% or lower than last year as margins on the "Marigold Sky" album were greater than margin recognized on the mix of albums during the current quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's marketing, selling, general and administrative expenses increased to $1,970,166 for the three months ended September 30, 1998 from $1,282,803 for the three months ended September 30, 1997, an increase of $687,363. The increase is principally attributable to an increase in infrastructure costs at Push, an increase in costs at corporate resulting from retaining an interim Chief Operating Officer and efforts to obtain short-term financing and increased costs related to the commercial music production operation in Los Angeles which was not operational in the first quarter of fiscal 1998.

The Company's loss before income taxes increased to $764,120 for the three months ended September 30, 1998 from $215,888 for the three months ended September 30, 1997, an increase of $548,232 or 253.9%. The increase was primarily due to the increase in marketing, selling, general and administrative expenses described above for Push and corporate.

Liquidity and Capital Resources

The Company has a history of operating losses having incurred losses of approximately $2.9 million and $1.0 million for the years ended June 30, 1998 and 1997, respectively and $.8 million for the three months ended September 30, 1998. These losses have had a negative impact on the liquidity of the Company. The Company currently requires additional working capital to continue funding the operations of its businesses and is currently exploring various alternatives to obtain such financing. There can be no assurance that such financing will be available or, if available, on terms that are acceptable or favorable to the Company. Failure to obtain such financing will have a material adverse effect on the Company and its continuing operations. Continuation of the Company as a going concern is dependent on its ability to resolve its liquidity problem and attain future profitable operations. In response to such liquidity concerns, the Company has reduced overhead at its record label and is attempting to reduce additional overhead at its New York operations.

The Company entered into the Pines Investment Agreement with Pines on October 6, 1998 which was amended on October 14, 1998 subject to approval by the Company based on the receipt of funds under which Pines agreed to purchase 668,000 shares of the Company's common stock in consideration for payment to the Company of $775,000. Pines failed to meet its obligations and the Company has retained $50,000 received from Pines as partial damages.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company is pursuing sources of equity investments to meet its immediate needs as well as debt and/or equity financing to provide for its intermediate and long-term cash requirements. The Company is in advanced discussions for certain possible financings. There can be no assurance that any financing will be completed and in the event that the Company cannot procure adequate financing, the Company may be required to, among other things, reduce its operating costs, reduce its payroll, curtail its on-going investment activities, especially in Push Records, and curtail, restrict or even eliminate certain of the Company's businesses or operating subsidiaries. Even if the Company is successful in obtaining financing for its immediate cash needs, there can be no assurance that the actions outlined above will ensure the Company's survival as a going concern and if the Company does continue, implementation of the cash containment measures outlined above could materially adversely affect the long-term profitability or potential future value of the Company's business and operating subsidiaries.

The Company's tangible net asset value as of September 30, 1998 was below the threshold required by NASDAQ for continued listing of the Company's securities. The Company believes that it has developed an overall strategy for meeting this requirement in a reasonable period of time. NASDAQ initially determined that such strategy was not adequate and called for termination of listing as of November 10, 1998. This determination is being appealed and, pending such appeal, the determination has been suspended. There can be no assurance that this appeal will be successful. If the Company's securities are delisted, the value of the Company's securities would be materially adversely affected and the Company would, in all likelihood, find it more difficult to consummate any financing transactions.

During the three months ended September 30, 1998, the Company used cash for operating activities of $228,066 compared to a cash usage of $894,512 for the three months ended September 30, 1997. The cash usage for the current quarter was primarily attributable to the net loss, an increase in prepaid production and record master costs and a decrease in accrued expenses and other current liabilities offset by an increase in deferred revenues and common stock issued for services and a decrease in accounts receivable.

During the three months September 30, 1998, the Company used cash for investing activities of $14,828 for the purchase of property and equipment. During the three months ended September 30, 1997, the Company used cash for investing activities of $366,627 for construction of the Company's leased facility in New York City and the purchase of property and equipment.

During the three months ended September 30, 1998, the Company generated cash from financing activities of $235,825 from the sale of common stock and proceeds from notes payable.

Inflation

The impact of inflation on the Company's operating results has been insignificant in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had a material impact on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.49 Extension Letter Agreement dated as of November 19, 1998 of the September 28, 1998 Employment Modification Letter Agreement among Registrant and Messrs. Doyle, Flynn and Loeffler.

            27     Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                  PARADISE MUSIC & ENTERTAINMENT, INC.



                                  By: /s/ John Loeffler
                                     ------------------------------------------
                                     John Loeffler, Chairman of the Board, Chief
                                     Executive Officer and President



                                  By: /s/ Joseph A. Gallo
                                     ------------------------------------------
                                     Joseph A. Gallo, Senior Vice President
                                     and Chief Financial Officer


Date: November 20, 1998