Form 10QSB
period 1998-12-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 1999-02-16
CIK 1024464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 1998
                              -------------------------------------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to
                               -----------------------    ---------------------

Commission file number              1-12635
                      ---------------------------------------------------------

                      PARADISE MUSIC & ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

           Delaware                                          13-3906452
-------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

53 West 23rd Street, New York, New York                         10010
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

(Issuer's telephone number)     (212) 590-2100
                           ----------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

At February 10, 1999, the Issuer had 5,035,375 shares of Common Stock, $.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format   Yes |_| No |X|

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART I      FINANCIAL INFORMATION                                           PAGE

Item 1.     Financial Statements

              Consolidated Balance Sheets as of
               December 31, 1998 (Unaudited) and June 30, 1998                 3

              Consolidated Statements of Operations for the
               Six and Three Months Ended December 31, 1998
               and 1997 (Unaudited)                                            4

              Consolidated Statements of Stockholders' Equity
               for the Six Months Ended December 31, 1998 (Unaudited)          5

              Consolidated Statements of Cash Flows for the
               Six Months Ended December 31, 1998 and 1997 (Unaudited)       6-7

              Notes to Consolidated Financial Statements (Unaudited)        8-12

              Pro Forma Balance Sheet as of December 31, 1998 (Note 8)        12

Item 2.     Management's Discussion and Plan of Operation                  13-17

            Changes in Securities and Use of Proceeds                         18

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  19

            Signatures                                                        20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,     June 30,
                                                                        1998           1998
                                                                    -----------    -----------
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $   609,118    $   863,860
  Restricted cash                                                       105,490        464,603
  Accounts receivable, less reserve for returns of $76,414
  at December 31, 1998 and $271,188 at June 30, 1998                    788,764        806,586
  Prepaid video production costs                                        184,408         52,882
  Prepaid record master costs                                           281,000         93,750
  Inventory                                                              44,359         14,717
  Other current assets                                                   57,341        115,268
                                                                    -----------    -----------
    Total current assets                                              2,070,480      2,411,666

PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization                                        1,273,749      1,262,465
                                                                    -----------    -----------
OTHER:
  Note receivable, officer                                               71,478         70,878
  Restricted cash                                                                      350,000
  Security deposits                                                     192,804
  Other                                                                  15,671         26,826
                                                                    -----------    -----------
                                                                        279,953        447,704
                                                                    -----------    -----------

                                                                    $ 3,624,182    $ 4,121,835
                                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes Payable                                                     $    48,020    $        --
  Deferred revenues                                                     131,112        266,636
  Accrued payroll and related expenses                                   17,535        152,599
  Accrued expenses and other current liabilities                      1,916,902      1,754,733
                                                                    -----------    -----------
    Total current liabilities                                         2,113,569      2,173,968
                                                                    -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued
  Common stock, $.01 par value,
   authorized 20,000,000 shares,
   issued and outstanding 2,407,200 shares and
  2,245,143 shares, respectively                                         24,072         22,451
  Capital in excess of par value                                      8,795,536      5,861,499
  Subscription receivable (2,628,175 shares at December 31, 1998)    (2,028,175)
  Accumulated deficit                                                (5,280,820)    (3,936,083)
                                                                    -----------    -----------
    Total stockholders' equity                                        1,510,613      1,947,867
                                                                    -----------    -----------

                                                                    $ 3,624,182    $ 4,121,835
                                                                    ===========    ===========

           See accompanying notes to consolidated financial statements

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Six Months Ended               Three Months Ended
                                                 December 31,                    December 31,
                                         ----------------------------    ----------------------------
                                             1998            1997            1998            1997
                                         ------------    ------------    ------------    ------------
REVENUES                                 $  5,779,131    $  6,491,032    $  3,934,665    $  2,303,047
                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Cost of sales                             3,925,989       4,426,581       3,270,969       1,246,897
  Selling, general and administrative       3,223,416       2,940,606       1,253,250       1,657,803
                                         ------------    ------------    ------------    ------------
    Total operating expenses                7,149,405       7,367,187       4,524,219       2,904,700
                                         ------------    ------------    ------------    ------------

OPERATING LOSS                             (1,370,274)       (876,155)       (589,554)       (601,653)

INTEREST INCOME                                25,537          93,330           8,954          34,716
                                         ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                   (1,344,737)       (782,825)       (580,600)       (566,937)

INCOME TAX PROVISION (BENEFIT)                                  9,000                          (4,000)
                                         ------------    ------------    ------------    ------------
LOSS APPLICABLE TO
 COMMON SHAREHOLDERS                     $ (1,344,737)   $   (791,825)   $   (580,600)   $   (562,937)
                                         ============    ============    ============    ============

BASIC AND DILUTED LOSS
 PER COMMON SHARE                        $      (0.57)   $      (0.36)   $      (0.24)   $      (0.25)
                                         ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES USED IN
 COMPUTING BASIC AND DILUTED
 LOSS PER COMMON SHARE                      2,349,899       2,228,801       2,407,200       2,229,240
                                         ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Six Months Ended December 31, 1998
                                   (Unaudited)

                                                   Common Stock         Capital in
                                            -------------------------    Excess of   Subscription    Accumulated
                                               Shares        Amount      Par Value     Receivable      Deficit
                                            -----------   -----------   -----------  ------------    -----------
BALANCES, June 30, 1998                       2,245,143   $    22,451   $ 5,861,499   $        --    $(3,936,083)

SALES OF COMMON STOCK                            66,249           663       187,242

COMMON STOCK, issued to outside directors
and consultants                                  95,808           958       113,652

WARRANTS GRANTED FOR SERVICES                                                 4,968

COMMON STOCK SUBSCRIBED                                                   2,028,175    (2,028,175)

COMMON STOCK TO BE ISSUED                                                   600,000

NET LOSS                                                                                              (1,344,737)
                                            -----------   -----------   -----------   -----------    -----------

BALANCES, December 31, 1998                   2,407,200   $    24,072   $ 8,795,536   $(2,028,175)   $(5,280,820)
                                            ===========   ===========   ===========   ===========    ===========

           See accompanying notes to consolidated financial statements

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                     December 31,
                                                                             --------------------------
                                                                                 1998           1997
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $(1,344,737)   $  (791,825)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                                                 14,863        249,876
    Expenses recorded in connection with warrants granted                          4,968         34,233
    Provision for returns                                                                       508,649
    Common stock issued to outside directors and consultants (for services)      114,610          9,000
    Restricted cash                                                              359,113
    Increase (decrease) in cash attributable
     to changes in assets and liabilities:
      Accounts receivable                                                         17,822     (2,190,951)
      Accrued interest receivable                                                                15,156
      Prepaid video production costs                                            (131,526)      (181,357)
      Prepaid record master costs                                               (187,250)       (95,805)
      Inventory                                                                  (29,642)
      Other current assets                                                          (195)      (144,668)
      Other                                                                       11,155        (23,747)
      Deferred revenues                                                         (135,524)       193,738
      Accrued payroll and related expenses                                      (135,064)      (236,597)
      Accrued expenses and other current liabilities                             162,169        864,592
                                                                             -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                         (1,279,238)    (1,789,706)
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property and equipment                                            (26,147)      (103,446)
  Construction in progress                                                                     (733,541)
  Payments for security deposits                                                (192,804)
  Note receivable, officer                                                        57,522
  Restricted cash                                                                350,000       (350,000)
                                                                             -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              188,571     (1,186,987)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceed from sale of common stock                                              187,905         (1,667)
  Proceeds from note payable                                                      48,020
  Proceeds from common stock to be issued                                        600,000
                                                                             -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              835,925         (1,667)
                                                                             -----------    -----------

NET DECREASE IN CASH                                                            (254,742)    (2,978,360)

CASH, beginning of period                                                        863,860      5,086,118
                                                                             -----------    -----------

CASH, end of period                                                          $   609,118    $ 2,107,758
                                                                             ===========    ===========

           See accompanying notes to consolidated financial statements

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                    December 31,
                                                                             --------------------------
                                                                                1998           1997
                                                                             -----------    -----------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES, common stock subscribed                           $ 2,028,175    $        --
                                                                             ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
 cash paid during the period for income taxes                                $     5,430    $    10,010
                                                                             ===========    ===========

           See accompanying notes to consolidated financial statements

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

            The financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report for the year ended June 30, 1998 on Form 10-KSB and Report for the period ending September 30, 1998 on Form 10-QSB.

            The consolidated results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - BUSINESS AND ORGANIZATION:

            The Company was formed on July 18, 1996 and in July 1996 issued 125,000 shares of common stock. In October 1996, the Company issued 873,000 shares of common stock in exchange for the outstanding stock of its subsidiaries in a transaction accounted for as a pooling of interests, whereby the financial statements for all periods prior to the combination were restated to reflect the combined operations of its subsidiaries, All Access Entertainment Management Group, Inc. ("All Access"), a musical artist management company incorporated in New York, Picture Vision, Inc. ("Picture Vision"), a television and video production company incorporated in Tennessee, and John Leffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave"), a creator of music scores and advertising themes for television and radio, which was incorporated in New York. In February 1997, the Company incorporated a new subsidiary, Push Records Inc. ("Push") to operate in the recorded music business.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            Principles of Consolidation - The consolidated financial statements include the accounts of Paradise Music & Entertainment, Inc. and its wholly-owned subsidiaries, Rave, Picture Vision, All Access and Push. All significant intercompany transactions and balances have been eliminated in consolidation.

            Cash and Equivalents - Cash and equivalents include cash on hand and highly liquid investments with maturities of less than three months from the purchase date, which at times exceeds the Federal Deposit Insurance Corporation coverage of $100,000. Management regularly monitors the financial condition of the financial institutions where such cash is held on account to keep the potential risks related to the failure of any such institution to a minimum.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            Revenue Recognition - Commercial music production revenues and the related production costs are recognized upon acceptance of the music production by the client. Royalty and residual income is recognized when received. For projects which are short in duration (primarily less than one month), video production revenues and related production costs are recorded upon completion of the video. For projects that have a longer term, video production revenues and related production costs are recorded using the percentage-of-completion method which recognizes income as work on the project progresses. Music artist management revenues are recognized when received and, in accordance with industry custom, the Company frequently operates its business based on oral agreements and purchase orders with its artists and customers. Pursuant to these arrangements the Company receives up to 20% of the gross revenues received in connection with artist entertainment related earnings less certain standard industry costs. Record label revenues are recognized when records are shipped and a reserve for returns is established against gross revenues. Costs incurred in connection with the start-up of the Company's record label have been expensed. Costs which are directly related to the production of the Company's sound recordings are capitalized and amortized over the expected life of the record, to the extent there is reasonable assurance that these costs will be recoverable from future sales. The Company is accounting for these costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 50, "Financial Reporting in the Record and Music Industry".

            Loss Per Common Share - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior period income (loss) information has been restated as required by the SFAS No. 128. The restatement had no effect on previously reported loss per share.

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

NOTE 4 - LIQUIDITY:

            The Company's consolidated financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $1,345,000 and $792,000 for the six months ended December 31, 1998 and 1997, respectively, has an accumulated deficit of $5,280,820 as of December 31, 1998 and believes it will require additional working capital to support its business plan. The Company is in the process of seeking additional equity or debt financing. Continuation of the Company as a going concern remains dependent on its ability to raise additional capital and attain future profitable operations. The financial statements do not include any adjustments that might result from this uncertainty.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - COMMITMENTS:

            In October 1997, the Company entered into employment agreements, as amended (the "Agreements"), with Messrs. Loeffler, Doyle, Small and Flynn (the "Executives"). Each of the Agreements was for a period of three years and provided for annual base salaries of $150,000 plus bonuses.

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

            In September 1998, each of the Executives entered into a letter agreement (the "Employment Modification Agreement") with the Company which amended certain provisions of the New Agreements. In the case of Messrs. Doyle and Flynn, the Employment Modification Agreement is subject to approval by the Compensation Committee of the Board of Directors of a definitive budget for fiscal year 1999 for Push, which budget has not yet been approved. In consideration of reduced base salaries (which were reduced in the aggregate by $300,000), other compensation concessions and more stringent non-compete terms reflected in the Employment Modification Agreement, the Compensation Committee of the Board of Directors treated all monies paid to the executives in fiscal year 1998 and the three months ended September 30, 1998 as compensation, as opposed to treating any portion thereof as "advances" subject to recoupment. In recognition of Picture Vision's profitability for fiscal year 1998 and the other achievements of Mr. Small, the Compensation Committee also awarded Mr. Small a bonus of $150,000 for fiscal year 1998, which bonus was paid in July of 1998. According to its terms, the Employment Modification Agreement expired on October 30, 1998 since initial funding under the Pines Investment Agreement (as described in Note
            8) had not occurred. However, Messrs. Loeffler, Doyle and Flynn agreed as of December 2, 1998, to abide by the reduced salary level under the Employment Modification Agreement through June 30, 2001 or until new employment agreements can be executed. In addition, effective as of December 8, 1998, each of Messrs. Loeffler, Doyle and Flynn will receive additional compensation in the amount of $25,000 per annum.

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

            For the six and three months ended December 31, 1998 and 1997 approximately $589,000 and $623,000 and $264,000 and $317,000,
            respectively, has been expensed under the bonus plans and employment agreements and are included in marketing, selling, general and administrative expenses.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - STOCKHOLDERS' EQUITY:

            On December 11, 1998, investors represented by The Cassandra Group, Inc., a registered investment advisor ("Cassandra"), purchased 500,000 shares of Common Stock at a price of $1 per share or $500,000 in the aggregate and on December 15, 1998 additional investors represented by Cassandra purchased an aggregate of 1,500,000 shares of Common Stock at a purchase price of $1 per share or $1,500,000 in the aggregate. The Company received the first payment of $500,000 on December 11, 1998. The payment for the remaining 1,500,000 shares was made in January 1999. The purchase price was higher than both the market price on NASDAQ and the book value on the date of payment or date of irrevocable commitment.

            The Company also raised $100,000 on or about December 23, 1998 through the sale of 100,000 shares to an unaffiliated investor, at $1 per share. In addition, certain employees, directors, trade vendors and professionals agreed to convert $528,175 owed to them for 528,175 shares, the same price paid by the other investors.

NOTE 7 - ECONOMIC DEPENDENCY:

            Approximately $364,000 and $158,000 of commercial production revenues for the six months ended December 31, 1998 and 1997, respectively, were derived from one advertising agency. For the three months ended December 31, 1998 and 1997 approximately $118,000 and $103,000 of commercial production revenues were derived from the same advertising agency, respectively. Approximately $312,000 and $370,000 of musical talent management revenues for the six months ended December 31, 1998 and 1997, respectively, were derived from three musical artists. For the three months ended December 31, 1998 approximately $45,000 of musical talent management revenues were derived from one musical artist. For the six months ended December 31, 1998 and 1997, approximately $2,622,000 and $2,716,000, respectively, of video production revenues were derived from two and one artists. For the three months ended December 31, 1998 and 1997 approximately $2,622,000 and $108,000 of video production revenues were derived from two and one artists, respectively. For the six months ended December 31, 1998 and 1997, approximately $409,000 and $1,510,000 of record label revenues were derived from one customer. For the three months ended December 31, 1998 and 1997, approximately $64,000 and $1,124,000 of record label revenues were derived from one customer. At December 31, 1998 and 1997, approximately $279,000 and $1,534,000 was owed in the aggregate to the Company from these artists and customers.

NOTE 8 - RECENT AND SUBSEQUENT EVENTS:

            As of November 17, 1998, a proposed financing involving Pines Resorts International, Inc. ("Pines") had not closed due to the failure to make timely payments by Pines and the Company declared the Pines investment agreement and a related advisory agreement with CCF Capital Group, Inc., an affiliate of Pines, to have been breached. The Company has retained the sum of $50,000 received from Pines as partial damages and has reserved its rights to assert additional damages.

            On or about January 21, 1999, the Board of Directors was expanded from six to nine members and Ms. Soledad Bastiancich and Messrs. Jesse Dylan and Jeffrey Rosen were appointed to serve as Board members. Ms. Bastiancich and Messrs. Rosen and Dylan were nominated by Cassandra and approved by the then existing Board.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - RECENT AND SUBSEQUENT EVENT (CONTINUED):

            In December 1998, the Company's landlord for its New York offices agreed to accept certain rental payments out of the Company's security deposit. As a penalty, the Company was required to repay prior rental concessions in the amount of $90,000. The Company is currently negotiating final terms for the renewal of a letter of credit at the lower level to serve as security.

            The following summarized unaudited pro forma condensed consolidated balance sheet assumes that Common Stock irrevocably subscribed for as of December 31, 1998 was issued and all proceeds were received on December 31, 1998:

                                                     Pro Forma
                                     Historical      Adjustment      Pro Forma
                                     ----------      ----------      ---------

            Current assets           $2,070,480     $ 1,500,000(1)   $3,570,480
            Property and equipment    1,273,749                       1,273,749
            Other assets                279,953                         279,953
                                     ----------     -----------      ----------

                                     $3,624,182     $ 1,500,000      $5,124,182
                                     ==========     ===========      ==========

            Current liabilities      $2,113,569     $  (528,175)(2)  $1,585,394
            Stockholders' equity      1,510,613       2,028,175(3)    3,538,788
                                     ----------     -----------      ----------
                                     $3,624,182     $ 1,500,000      $5,124,182
                                     ==========     ===========      ==========

            (1)   Cash received and available for working capital.

            (2) Reduction of current liabilities to reflect stock issued to vendors and employees for payment of services.

            (3) To reflect issuance of shares for cash and payment for services.

                 MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS

General

The Company currently derives most of its revenues from: the production of original music scores and advertising themes for television, radio, and film; the production of music videos used to promote music artists and televised music specials and programs for television networks and other video broadcasters; the management of music artists and the record business.

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

During fiscal 1999, the Company expects to expand its four wholly-owned subsidiaries (Rave, Picture Vision, All Access and Push), and implement its acquisition program. The Company expects to initially target acquisitions and joint venture arrangements with small complementary businesses in the music and entertainment industry. The Company's failure to expand its business in an efficient manner could have a material adverse effect on its business, operating results and financial condition.

Forward-Looking Statements

Except for the historical information contained herein, this quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, risks associated with the Company being a recently consolidated entity, dependence on senior management, risks inherent in the recorded music industry such as the possibility of losses by the record label and popularity of recording artists, the Company's ability to contract with recording artists, the Company's ability to manage growth and the success of the Company's music and entertainment acquisition program. The forward-looking statements contained herein represent the Company's judgement as of the date of this release hereof, and the Company cautions readers not to place undue reliance on such statements.

                 Six Months Ended December 31, 1998 Compared to
                       Six Months Ended December 31, 1997

Commercial music production revenues increased to $939,101 for the six months ended December 31, 1998 from $608,988 for the six months ended December 31, 1997, an increase of $330,113 or 54.2% while commercial music production costs of sales increased to $349,092 for the six months ended December 31, 1998 from $239,611 for the six months ended December 31, 1997, an increase of $109,481 or 45.7%. The increase in revenues was due to an increase of residual and royalty income and the addition of revenue from Rave's new Los Angeles operation. The increase in costs was primarily due to costs incurred in connection with a television series which had no related revenues. The level of residual and royalty income varies from period to period based upon the number of compositions airing at any one time, the medium on which such compositions are aired and the frequency of such airings. As a result of the foregoing, gross profit as a percentage of commercial music production revenues increased to approximately 62.8% for the six months ended December 31, 1998 from 60.7% for the six months ended December 31, 1997.

Video production revenues increased to $4,040,483 for the six months ended December 31, 1998 from $3,906,831 for the six months ended December 31, 1997, an increase of $133,652 or 3.4%, while video production costs of sales increased to $3,369,309 for the six months ended December 31, 1998 from $3,358,805 for the six months ended December 31, 1997, an increase of $10,504 or 0.31%.

Gross profit from video production revenues increased to $671,174 for the six months ended December 31, 1998 from $548,026 for the six months ended December 31, 1997 an increase of $123,148 or 22.5%. Gross profit as a percentage of video production revenues increased to 16.6% for the six months ended December 31, 1998 as compared to 14% for the comparable prior period. The prior period's gross profit includes the Garth Brooks HBO Special which was a very significant and profitable project that was completed in August; however, the gross profit percentage on this project was lower than the Company's historical gross profit percentage on its smaller projects.

Music artist management revenues decreased to $319,223 for the six months ended December 31, 1998 from $464,362 for the six months ended December 31, 1997, a decrease of $145,139 or 31.3%. The decrease was attributable primarily to a decrease in the number of concerts performed by one artist. The Company's music artist management operations have no cost of sales associated with it since no products are produced.

Record label revenues for the six months ended December 31, 1998 decreased to $416,882 from $1,510,851 for the six months ended December 31, 1997, a decrease of $1,093,969 or 72.4%. The decrease reflects lower record sales in fiscal 1999 compared to the prior period when Daryl Hall & John Oates' album "Marigold Sky" was released in September of 1997 and to the release of the album "trickster" by the band kidneythieves, a sound recording which generated less initial sales than did "Marigold Sky". This decrease was offset in part by the recognition of foreign licensing income relating to "Marigold Sky" of approximately $203,000 in fiscal 1999. Gross profit as a percentage of revenues amounted to 50.2% for the six months ended December 31, 1998 compared with 45.2% for the comparable period last year. The increase in the margin percentage results from recognition of the aforementioned licensing income.

The Company's marketing, selling, general and administrative expenses increased to $3,223,416 for the six months ended December 31, 1998 from $2,940,606 for the six months ended December 31, 1997, an increase of $282,810 or 9.6%. The increase is principally attributable to an increase in infrastructure costs at Push, an increase in costs at corporate resulting from retaining an interim Chief Operating Officer and efforts to obtain short-term financing and increased costs related to the commercial music production operation in Los Angeles which was not operational in the first quarter of fiscal 1998.

The Company's loss before income taxes resulted in a loss of $1,344,737 for the six months ended December 31, 1998 compared with a loss of $782,825 for the six months ended December 31, 1997, an increase of $561,912 or 71.8%. The increase was primarily due to the increase in selling, general and administrative expenses described above.

                Three Months Ended December 31, 1998 Compared to
                      Three Months Ended December 31, 1997

Commercial music production revenues increased to $484,455 for the three months ended December 31, 1998 from $435,130 for the three months ended December 31, 1997, an increase of $49,325 or 11.3% while commercial music production costs of sales increased to $223,569 for the three months ended December 31, 1998 from $148,150 for the three months ended December 31, 1997, an increase of $75,419 or 50.9%. The increase in revenues was primarily due to an increase of residual and royalty income and the addition of revenue from Rave's new Los Angeles operation. The increase in costs was primarily due to costs incurred in connection with a television series which had no related revenues and an overall increase in volume.

As a result of the foregoing, gross profit as a percentage of commercial music revenues decreased to 53.9% for the three months ended December 31, 1998 from 65.9% for the comparable prior period.

Video production revenues increased to $3,280,590 for the three months ended December 31, 1998 from $619,455 for the three months ended December 31, 1997, an increase of $2,661,135 or 429.6%. Video production revenues were greater in 1998 than in 1997 primarily due to an increase in both the number of videos produced and the size of such productions.

Cost of sales for video productions increased to $2,954,227 for the three months ended December 31, 1998 from $461,755 for the three months ended December 31, 1997, an increase of $2,492,472 or 539.8%. The increase was primarily attributable to the size of the video productions produced in the current period.

Gross profit as a percentage of video production revenues decreased to 9.9% for the three months ended December 31, 1998 from 25.5% for the three months ended December 31, 1997, as the 1998 jobs were far larger in size and generated fees representing a smaller percentage of the overall production budget.

Music artist management revenues decreased to $71,760 for the three months ended December 31, 1998 from $123,994 for the three months ended December 31, 1997, a decrease of $52,234 or 42.1%. The Company's music artist management operations has no cost of sales associated with it.

Record label revenues for the three months ended December 31, 1998 were $34,358. Gross margin amounted to a loss of $58,832 due to the volume of returns on prior releases and the lack of any current releases.

The Company's marketing, selling, general and administrative expenses decreased to $1,253,250 for the three months ended December 31, 1998 from $1,657,803 for the three months ended December 31, 1997, a decrease of $404,553 or 24.4%. The decrease is primarily attributable to the cost cutting measures instituted in the current period.

The Company's loss before income taxes resulted in a loss of $580,600 for the three months ended December 31, 1998 compared with a loss of $566,937 for the three months ended December 31, 1997. The increase was primarily attributable to a decrease in the volume of record sales.

Liquidity and Capital Resources

During the six months ended December 31, 1998, the Company had used cash in operating activities in the amount of $1,279,238 as compared to cash used in operating activities of $1,789,706 for the six months ended December 31, 1997.

During the six months ended December 31, 1998, the Company had net cash provided by investing activities in the amount of $188,571 as compared to cash used for investing activities of $1,186,987 for the six months ended December 31, 1997. The cash was used for the construction of the Company's newly leased facility, the purchase of property and equipment and cash which collateralizes a letter of credit in connection with the leased facility offset by payments to the landlord for a security deposit.

During the six months ended December 31, 1998, the Company had net cash provided by financing activities of $835,925 compared to net cash used in financing activities of $1,667 for the six months ended December 31, 1997. In the 1998 period the Company received net proceeds of approximately $188,000 from the sale of 62,249 shares of common stock, $600,000 for common stock subscribed and a $48,020 loan from individuals.

The Company's tangible net asset value as of September 30, 1998 was below the threshold required by NASDAQ for continued listing of the Company's securities. The Company presented an overall plan for meeting this requirement. However, NASDAQ initially determined this plan to be inadequate and called for termination of listing as of November 10, 1998. This initial determination was successfully appealed by the Company at a hearing held by NASDAQ. NASDAQ conditioned its favorable decision on the Company filing a pro forma balance sheet in this report indicating net tangible assets of at least 3.5 million. This condition has been met.

During the current fiscal year, the Company expects to invest approximately $200,000 in expanding its core businesses through increased marketing and promotion efforts. This amount includes increasing the size of the Company's marketing staff and certain equipment and computer purchases.

The Company believes that cash generated from the proceeds of its secondary offering, cash from operations and current cash balances will be sufficient to meet the Company's operating capital requirements for at least the next six months. However, an increase or decrease in the scheduled rate at which the Company anticipates producing sound recordings could dramatically shorter or lengthen such time frame. As such, there can be no assurance that the Company will not require additional financing before the end of such period. A significant factor which will affect the Company's need for additional financing is the Company's acquisition program. The establishment of additional business in the future could also require the Company to obtain additional capital. If the Company were required to obtain additional capital in the future, there can be no assurance that sources of capital will be available on terms acceptable to the Company.

Inflation

The impact of inflation on the Company's operating results has been insignificant in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had a material impact on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

Year 2000

The Company has conducted a review of its computer systems to identify any systems that could be affected by the "Year 2000" issue. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "OO" as the year 1900 rather than the year 2000. This could result in a major systems failure or miscalculations. The Company believes that its computer systems and software products are fully year 2000 compatible. However, it is possible that certain computer systems or software products of the Company's suppliers or customers may not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. The Company has retained a consultant to evaluate the implications of year 2000 issues on the Company and its suppliers and customers. There can be no assurance that the Company will not be required to make significant expenditures to identify, address or remedy any potential year 2000 problems, or to satisfy liabilities to which the Company may become subject as a result of such problem.

               ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                                     PART II

On December 11, 1998, investors represented by Cassandra purchased 500,000 shares of Common Stock at a price of $1 per share or $500,000 in the aggregate and on December 15, 1998 additional investors represented by Cassandra purchased an aggregate of 1,500,000 shares of Common Stock at a purchase price of $1 per share or $1,500,000 in the aggregate. The Company received the first payment of $500,000 on December 11, 1998. The payment for the remaining 1,500,000 shares was made in January 1999. The purchase price was higher than both the market price on NASDAQ and the book value on the date of payment or date of irrevocable commitment.

The Company also raised $100,000 on or about December 23, 1998 through the sale of 100,000 shares to an unaffiliated investor, at $1 per share. In addition, certain employees, directors, trade vendors and professionals agreed to convert $528,175 owed to them for 528,175 shares, the same price paid by the other investors.

There shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            10.50 - Letter Agreement dated December 1, 1998 between the Company and Joe Gallo.

            10.51 - Letter Agreement dated as of December 2, 1998 between the
                    Company and Messrs Doyle, Loeffler and Flynn.

            10.52 - Letter Agreement dated as of January 28, 1999 between the
                    Company and Philip G. Nappo III.

               27 - Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        PARADISE MUSIC & ENTERTAINMENT, INC.


                                        By: /s/ John Loeffler
                                            -----------------------------------
                                            John Loeffler, Chairman of the
                                            Board, and President

Date:  February 15, 1999


                                        By: /s/ Philip G. Nappo III
                                            -----------------------------------
                                            Philip G. Nappo III, Chief Financial
                                            Officer