Form 10QSB
period 1999-03-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 1999-05-17
CIK 1024464

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________________ to _______________________

Commission file number 1-12635

                      PARADISE MUSIC & ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

               Delaware                                       13-3906452
-----------------------------------------            ---------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

53 West 23rd Street, New York, New York                         10010
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

(Issuer's telephone number) (212) 590-2100

________________________________________________________________________________
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

At May 12, 1999, the Issuer had 5,101,825 shares of Common Stock, $.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format           Yes |_| No |X|

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART I FINANCIAL INFORMATION                                                PAGE
                                                                            ----

Item 1. Financial Statements

          Consolidated Balance Sheets as of
            March 31, 1999 (Unaudited) and June 30, 1998                       3

          Consolidated Statements of Operations for the
            Nine and Three Months Ended March 31, 1999
            and 1998 (Unaudited)                                               4

          Consolidated Statements of Stockholders' Equity
            for the Nine Months Ended March 31, 1999 (Unaudited)               5

          Consolidated Statements of Cash Flows for the
            Nine Months Ended March 31, 1999 and 1998 (Unaudited)            6-7

          Notes to Consolidated Financial Statements (Unaudited)            8-11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          12-17

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                             18

Item 6. Exhibits and Reports on Form 8-K                                      19

        Signatures                                                            20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    March 31,         June 30,
                                                      1999             1998
                                                   -----------      -----------
                                                   (Unaudited)
                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $ 1,244,545      $   863,860
  Restricted cash                                           --          464,603
  Accounts receivable, less reserve for
    returns of nil at March 31, 1999
    and $271,188 at June 30, 1998                      725,183          806,586
  Prepaid video production costs                         5,674           52,882
  Prepaid record master costs                          374,750           93,750
  Other current assets                                  74,131          129,985
                                                   -----------      -----------
      Total current assets                           2,424,283        2,411,666

PROPERTY AND EQUIPMENT, less accumulated
  depreciation and amortization                      1,217,840        1,262,465
                                                   -----------      -----------

OTHER:
  Note receivable, officer                              71,478           70,878
  Restricted cash                                           --          350,000
  Other                                                208,475           26,826
                                                   -----------      -----------
                                                       279,953          447,704
                                                   -----------      -----------

                                                   $ 3,922,076      $ 4,121,835
                                                   ===========      ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Deferred revenues                                $        --      $   266,636
  Accrued expenses and other current
    liabilities                                      1,162,897        1,907,332
                                                   -----------      -----------
Total current liabilities                            1,162,897        2,173,968
                                                   -----------      -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
    authorized 5,000,000 shares, none issued
  Common stock, $.01 par value,
    authorized 20,000,000 shares,
    issued and outstanding 5,101,875
    shares and 2,245,143 shares,
    respectively                                        51,019           22,451
  Capital in excess of par value                     8,862,989        5,861,499
  Accumulated deficit                               (6,154,829)      (3,936,083)
                                                   -----------      -----------
     Total stockholders' equity                      2,759,179        1,947,867
                                                   -----------      -----------

                                                   $ 3,922,076      $ 4,121,835
                                                   ===========      ===========

          See accompanying notes to condolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Nine Months Ended             Three Months Ended
                                                March 31,                       March 31,
                                      ----------------------------    ----------------------------
                                          1999            1998            1999            1998
                                      ------------    ------------    ------------    ------------

REVENUES                              $  7,740,373    $  8,459,367    $  1,961,242    $  1,968,335
                                      ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Cost of sales                          5,183,600       5,917,935       1,257,611       1,491,354
  Selling, general and
    administrative                       4,807,799       4,921,645       1,584,382       1,981,039
                                      ------------    ------------    ------------    ------------
     Total operating expenses            9,991,399      10,839,580       2,841,993       3,472,393
                                      ------------    ------------    ------------    ------------

OPERATING LOSS                          (2,251,026)     (2,380,213)       (880,751)     (1,504,058)

INTEREST INCOME                             32,280         121,454           6,743          28,124
                                      ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME
  TAXES                                 (2,218,746)     (2,258,759)       (874,008)     (1,475,934)

INCOME TAX PROVISION (BENEFIT)                               7,000                          (2,000)
                                      ------------    ------------    ------------    ------------

NET INCOME (LOSS)                     $ (2,218,746)   $ (2,265,759)   $   (874,008)   $ (1,473,934)
                                      ============    ============    ============    ============

BASIC AND DILUTED INCOME (LOSS)
  PER COMMON SHARE                    $      (0.69)   $      (1.02)   $      (0.18)   $      (0.66)
                                      ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING              3,220,349       2,229,378       4,886,550       2,230,574
                                      ============    ============    ============    ============

          See accompanying notes to condolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Nine Months Ended March 31, 1999
                                   (Unaudited)

                                               Common Stock          Capital in
                                        --------------------------    Excess of    Accumulated
                                           Shares        Amount       Par Value      Deficit
                                        -----------    -----------   -----------   -----------

BALANCES, June 30, 1998                   2,245,143    $    22,451   $ 5,861,499   $(3,936,083)

SALES OF COMMON STOCK                     2,176,249         21,763     2,253,600

COMMON STOCK, issued to outside
  directors, consultants, vendors and
  employees                                 680,483          6,805       729,892

WARRANTS GRANTED FOR SERVICES                                             17,998

NET LOSS                                                                            (2,218,746)
                                        -----------    -----------   -----------   -----------

BALANCES, March 31, 1999                  5,101,875    $    51,019   $ 8,862,989   $(6,154,829)
                                        ===========    ===========   ===========   ===========

          See accompanying notes to condolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                             March 31,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(2,218,746)    $(2,265,759)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization                        83,221         458,062
    Expenses recorded in connection
      with warrants granted                              17,998          60,456
    Provision for returns                                               500,000
    Common stock issued to outside
      directors, consultants,
      vendors and employees                             254,947          13,500
    Increase (decrease) in cash attributable
      to changes in assets and liabilities:
      Accounts receivable                                81,403      (1,272,278)
      Prepaid video production costs                     47,208        (165,031)
      Prepaid record master costs                      (281,000)       (109,546)
      Other current assets                               55,854
      Other assets                                     (181,649)       (195,798)
      Deferred revenues                                (266,636)        762,704
      Accrued expenses and other current
        liabilities                                    (262,685)        547,255
                                                    -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                (2,670,085)     (1,666,435)
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property and equipment                   (38,596)     (1,083,337)
  Note receivable, officer                                 (600)
  Restricted cash                                       814,603        (350,000)
                                                    -----------     -----------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                  775,407      (1,433,337)
                                                    -----------     -----------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES,
  Proceeds from sale of common stock                  2,275,363          (1,667)
                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  380,685      (3,101,439)

CASH AND CASH EQUIVALENTS, beginning
  of period                                             863,860       5,086,118
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, end of period            $ 1,244,545     $ 1,984,679
                                                    ===========     ===========

          See accompanying notes to condolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                  March 31,
                                                           ---------------------
                                                              1999       1998
                                                           ---------   ---------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
  Stock issued in exchange for services                    $ 254,947   $  13,500
                                                           =========   =========

Stock issued for settlement of accrued
  expenses and other current liabilities                   $ 481,750   $      --
                                                           =========   =========

Warrants granted                                           $  17,998   $  60,456
                                                           =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
  cash paid during the period for income taxes             $      --   $  14,610
                                                           =========   =========

          See accompanying notes to condolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

      The financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Report for the year ended June 30, 1998 on Form 10-KSB and reports for the periods ending September 30, 1998 and December 31, 1998 on Form 10-QSB.

      The consolidated results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - BUSINESS AND ORGANIZATION:

      The Company was formed on July 18, 1996 and in July 1996 issued 125,000 shares of common stock. In October 1996, the Company issued 873,000 shares of common stock in exchange for the outstanding stock of its subsidiaries in a transaction accounted for as a pooling of interests of its subsidiaries, All Access Entertainment Management Group, Inc. ("All Access"), a musical artist management company incorporated in New York, Picture Vision, Inc. ("Picture Vision"), a television and video production company incorporated in Tennessee, and John Leffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave"), a creator of music scores and advertising themes for television and radio, which was incorporated in New York. In February 1997, the Company incorporated a new subsidiary, Push Records Inc. ("Push") to operate in the recorded music business.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and highly liquid investments with maturities of less than three months from the purchase date, which at times exceeds the Federal Deposit Insurance Corporation coverage of $100,000.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Revenue Recognition - Commercial music production revenues and related production costs are recognized upon acceptance by the client. Royalty and residual income , which relates to musical compositions used in television series are recognized when earned and the amount can be reasonably estimated. All other royalty and residual income is recognized when received as it cannot be reasonably estimated. For projects which are short in duration (primarily less than one month), video production revenues and related production costs are recorded upon completion of the video. For projects that have a longer term, video production revenues and related production costs are recorded using the percentage-of-completion method which recognizes income as work on the project progresses. In accordance with industry customs, the Company frequently operates its management business based on oral agreements and purchase orders with certain artists and customers. Pursuant to these arrangements the Company receives up to 20% of the gross revenues received in connection with artist entertainment related earnings less certain standard industry costs. Record label revenues are recognized when records are shipped and a reserve for returns is established against gross revenues. Costs which are directly related to the production of recordings are capitalized and amortized over the expected life of the record, to the extent there is reasonable assurance these costs will be recoverable. The Company is accounting for these costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 50, "Financial Reporting in the Record and Music Industry".

      Income (Loss) Per Common Share - Effective March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share was the same as basic loss per common share for the nine and three month periods ended March 31, 1999 and 1998, respectively.

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

NOTE 4 - LIQUIDITY:

      The consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $2,219,000 for the nine months ended March 31, 1999 and had an accumulated deficit of $6,154,829 as of March 31, 1999, and believes it will require additional capital to support its business plan. The Company is in the process of raising approximately $8,000,000 of which $4,000,000 is anticipated in May 1999, with the balance to be received at a later date. The additional financings require the Company to file required documents with the SEC within a specified time period, and obtain shareholder approval, if required. Continuation of the Company as a going concern remains dependent on its ability to raise additional capital and attain future profitable operations.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 - COMMITMENTS:

      The Company has employment agreements with five of its executives, which provide for various compensation and bonus arrangements. For the nine and three months ended March 31, 1999 and 1998 approximately $862,500 and $973,000 and $273,500 and $300,000, respectively, has been expensed under the bonus plans and employment agreements. These costs are included in selling, general and administrative expenses.

NOTE 6 - STOCKHOLDERS' EQUITY:

      In December 1998, investors represented by The Cassandra Group, Inc., a registered investment advisor ("Cassandra"), purchased 2,000,000 shares of Common Stock at a price of $1 per share or $2,000,000 in the aggregate. The Company received $500,000 in December 1998, the remaining $1,500,000 was received in January 1999. The purchase price was higher than both the market price and the book value of the sales on the date of payment or irrevocable commitment. The Company also raised $100,000 in December 1998 through the sale of 100,000 shares to an unaffiliated investor, at $1 per share. In addition, certain employees, directors, trade vendors and professionals agreed to convert $622,087 owed to them for 584,675 shares.

      In February, 1999, the Company sold 10,000 shares to a partner of the Company's outside legal counsel for a price of $3 per share. In addition, in February 1999, the Company issued an aggregate of 600,000 options to two of its executive officers to purchase Common Stock under the Company's option plan, at an exercise price of $5 per share expiring in three years.

NOTE 7 - ECONOMIC DEPENDENCY:

      Approximately $397,000 and $337,000 of commercial production revenues for the nine months ended March 31, 1999 and 1998, respectively, were derived from one advertising agency. For the three months ended March 31, 1999 and 1998 approximately $33,000 and $78,000 of commercial production revenues were derived from the same advertising agency, respectively. Approximately $342,000 and $370,000 of musical talent management revenues for the nine months ended March 31, 1999 and 1998, respectively, were derived from three musical artists. For the three months ended March 31, 1999 and 1998 approximately $30,000 and $7,000 of musical talent management revenues were derived from one musical artist. For the nine months ended March 31, 1999 and 1998, approximately $3,988,000 and $3,542,000, respectively, of video production revenues were derived from three and one artists. For the three months ended March 31, 1999 and 1998 approximately $781,000 and $825,000 of video production revenues were derived from three and one artists, respectively. For the nine months ended March 31, 1999 and 1998, approximately $521,000 and $1,852,000 of record label revenues were derived from two and one customers, respectively. For the three months ended March 31, 1999 and 1998, approximately $84,000 and $342,000 of record label revenues were derived from one customer. At March 31, 1999, approximately $164,000 was owed in the aggregate to the Company from these artists and customers.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - RECENT AND SUBSEQUENT EVENTS:

      On January 21, 1999, the Board of Directors was expanded from six to nine members and Ms. Soledad Bastiancich, Mr. Jesse Dylan and Mr. Jeffrey Rosen were appointed to the Board. Ms. Bastiancich serves on the Board as a Cassandra designee.

      In March 1999, the Company entered into a joint venture agreement with a record label/distributor whereby the Company will sell a 50% interest in a certain record master for $500,000. Payment to the Company will be through the satisfaction of certain existing liabilities to unaffiliated third parties, and a certain percentage of subsequent cash flows from sales of records related to this master.

      In April 1999, the Company entered into a letter of intent to acquire 100% of the assets of Straw Dogs, and 100% of the equity interest in Wonderous Strange, television commercial production companies, for an aggregate of 1,441,000 shares of the Company's common stock.

      In April 1999, Jesse Dylan became the Chairman and Chief Executive Officer of the Company and John Loeffler became Chairman Emeritus.

      In May 1999, Jay Moloney was appointed President of the Company and entered into a three year employment contract. In connection with his employment, Mr. Moloney was granted 100,000 fully vested five year non-qualified stock options exercisable at a price of $3 per share and 1,100,000 additional five year non-qualified stock options at $4.50 per share. With respect to the 1,100,000 options, 250,000 vest on July 1, 1999 and the balance vest at a rate of 34,000 options per month commencing October 1999. The employment agreement provides for an annual salary of $500,000 per year through April 2002 plus a signing bonus of $41,500.

      In April 1999, the Company issued an aggregate of 1.1 million warrants to purchase the Company's common stock and 200,000 shares of Common Stock to consultants (including two outside directors) for services to be provided to the Company expiring through April 2001. Such services will relate to financial analysis and general consulting for future acquisitions, in addition to identifying acquisition targets. Consulting expense will be recorded based upon the service provided. The warrants will vest after one year, have exercise prices ranging from $4.94 to $10.00 per share and expire in April 2002, and certain issuances are subject to stockholder approval.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General

The Company currently derives most of its revenues from: the production of original music scores and advertising themes for television, radio, and film; the production of music videos used to promote music artists and televised music specials and programs for television networks and other video broadcasters; the management of music artists and the record business.

The results of operations of the Company's operating subsidiaries are subject to seasonal variations. Consequently, the Company's results of operations from period to period may be materially affected. The timing of new record releases, for example, could materially impact the Company's operating results. Additionally, due to the success of particular artists, artists' touring schedules and the timing of music television specials, it is possible that the Company could also experience material fluctuations in revenue from year to year.

During the remainder of fiscal 1999 and in the next fiscal year, the Company expects to expand significantly through acquisitions and joint venture arrangements in the music and entertainment industry. It is anticipated that acquisitions may be financed through the issuance of the Company's stock as well as with funds provided from financing sources, if available. The Company has executed several letters of intent with respect to prospective acquisitions (see
Note 8 to the consolidated financial statements).

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

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                  Three Months Ended March 31, 1999 Compared to
                        Three Months Ended March 31, 1998

Commercial music production revenues increased to $460,347 for the three months ended March 31, 1999 from $376,474 for the three months ended March 31, 1998, an increase of $83,873 or 22.3% while commercial music production costs of sales decreased to $98,211 for the three months ended March 31, 1999 from $169,775 for the three months ended March 31, 1998, a decrease of $71,564 or 42.2%. The increase in revenues was primarily due to an increase of residual and royalty income and the addition of revenue from Rave's new Los Angeles operation. The decrease in costs were primarily attributable to the increase in royalty and residual income which has no costs related to such income. Gross profit as a percentage of commercial music revenues increased to 78.7% for the three months ended March 31, 1999 from 54.9% for the comparable prior period. The increase was primarily attributable to the increase in royalty and residual income.

Video production revenues increased to $1,359,076 for the three months ended March 31, 1999 from $1,126,599 for the three months ended March 31, 1998, an increase of $232,477 or 20.6%. Video production revenues were greater in 1999 than in 1998 primarily due to an increase in both the number of videos produced and the size of such productions. Cost of sales for video productions decreased to $977,500 for the three months ended March 31, 1999 from $1,010,645 for the three months ended March 31, 1998, a decrease of $33,145 or 3.3%. The decrease was primarily attributable to the size of the video productions produced in the current period. Gross profit as a percentage of video production revenues increased to 28.1% for the three months ended March 31, 1999 from 10.3% for the three months ended March 31, 1998, as the 1998 jobs were far larger in size and generated fees representing a smaller percentage of the overall production budget.

Music artist management revenues increased to $34,029 for the three months ended March 31, 1999 from $7,885 for the three months ended March 31, 1998, an increase of $26,144 or 331.6%. The Company's music artist management operations has no cost of sales associated with it.

Record label revenues decreased to $104,317 for the three months ended March 31, 1999 from $470,235 for the three months ended March 31, 1998, a decrease of $365,918 or 77.8%. Gross margin amounted to a loss of $77,583 due to the volume of returns on prior releases and the lack of any current releases.

The Company's revenues decreased to $1,961,242 for the three months ended March 31, 1999 from $1,968,335 for the three months ended March 31, 1998, a decrease of $7,093 or 0.4%. Cost of sales decreased to $1,257,611 for the three months ended March 31, 1999 from $1,491,354 for the three months ended March 31, 1998, a decrease of $233,743 or 15.7%. Gross profit as a percentage of revenues increased to 35.9% for the three months ended March 31, 1999 as compared to 24.2% for the three months ended March 31, 1998.

The Company's selling, general and administrative expenses decreased to $1,583,590 for the three months ended March 31, 1999 from $1,981,039 for the three months ended March 31, 1998, a decrease of $397,449 or 20.1%. The decrease is primarily attributable to the cost cutting measures instituted in the current fiscal year.

The Company's loss before income taxes resulted in a loss of $874,008 for the three months ended March 31, 1999 compared with a loss of $1,475,934 for the three months ended March 31, 1998. The decrease was primarily attributable to the factors discussed above.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                  Nine Months Ended March 31, 1999 Compared to
                        Nine Months Ended March 31, 1998

Commercial music production revenues increased to $1,399,448 for the nine months ended March 31, 1999 from $985,462 for the nine months ended March 31, 1998, an increase of $413,986 or 42.0% while commercial music production costs of sales increased to $447,303 for the nine months ended March 31, 1999 from $409,386 for the nine months ended March 31, 1998, an increase of $37,917 or 9.3%. The increase in revenues was due to an increase of residual and royalty income and the addition of revenue from Rave's new Los Angeles operation. The increase in costs was primarily due to costs incurred in connection with a television series which had no related revenues. The level of residual and royalty income varies from period to period based upon the number of compositions airing at any one time, the medium on which such compositions are aired and the frequency of such airings. As a result of the foregoing, gross profit as a percentage of commercial music production revenues increased to approximately 68% for the nine months ended March 31, 1999 from 58.5% for the nine months ended March 31, 1998.

Video production revenues increased to $5,399,559 for the nine months ended March 31, 1999 from $5,033,430 for the nine months ended March 31, 1998, an increase of $366,129 or 7.3%, while video production costs of sales decreased to $4,346,809 for the nine months ended March 31, 1999 from $4,369,540 for the nine months ended March 31, 1998, an decrease of $22,731 or 0.5% . The increase in revenues is attributable to an increase in the number of videos produced in the current year. Gross profit from video production revenues increased to $1,052,750 for the nine months ended March 31, 1999 from $663,980 for the nine months ended March 31, 1998 an increase of $388,770 or 58.6%. Gross profit as a percentage of video production revenues increased to 19.5% for the nine months ended March 31, 1999 as compared to 13.2% for the comparable prior period. The prior period's gross profit includes the Garth Brooks HBO Special which was a very significant and profitable project that was completed in August; however, the gross profit percentage on this project was lower than the Company's historical gross profit percentage on its smaller projects.

Music artist management revenues decreased to $353,252 for the nine months ended March 31, 1999 from $472,247 for the nine months ended March 31, 1998, a decrease of $118,995 or 25.2%. The decrease was attributable primarily to a decrease in the number of concerts performed by one artist. The Company's music artist management operations have no cost of sales associated with it since no products are produced.

Record label revenues for the nine months ended March 31, 1999 decreased to $521,139 from $1,981,086 for the nine months ended March 31, 1998, a decrease of $1,459,947 or 73.7%. The decrease reflects lower record sales in fiscal 1999 compared to the prior period when Daryl Hall & John Oates' album "Marigold Sky" was released in September of 1997 compared to the release of the album "trickster" by the band Kidneythieves in the 1999 fiscal period, which generated less initial sales than did "Marigold Sky". This decrease was offset in part by the recognition of foreign licensing income relating to "Marigold Sky" of approximately $230,000 in fiscal 1999. Gross profit as a percentage of revenues amounted to 25.3% for the nine months ended March 31, 1999 compared with 42.2% for the comparable period last year. The decrease in the margin percentage results from recognition of additional reserves and promotional costs associated with "trickster".

The Company's revenues decreased to $7,740,373 for the nine months ended March 31, 1999 from $8,459,367 for the nine months ended March 31, 1998, a decrease of $718,994 or 8.5%. Cost of sales decreased to $5,183,600 for the nine months ended March 31, 1999 from $5,917,935 for the nine months ended March 31, 1998, a decrease of $734,335 or 12.4%. Gross profit as a percentage of revenues increased to 33.0% for the nine months ended March 31, 1999 as compared to 30.0% for the nine months ended March 31, 1998.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                  Nine Months Ended March 31, 1999 Compared to
                        Nine Months Ended March 31, 1998
                                   (Continued)

The Company's selling, general and administrative expenses decreased to $4,807,799 for the nine months ended March 31, 1999 from $4,921,645 for the nine months ended March 31, 1998, a decrease of $113,846 or 2.3%. The decrease is principally attributable to a decrease in costs at Push, partially offset by an increase in costs at corporate resulting from retaining an interim Chief Operating Officer and efforts to obtain short-term financing and increased costs related to the commercial music production operation in Los Angeles which was not operational in the first quarter of fiscal 1998.

The Company's loss before income taxes resulted in a loss of $2,218,746 for the nine months ended March 31, 1999 compared with a loss of $2,258,759 for the nine months ended March 31, 1998, an decrease of $40,013 or 1.8%. The decrease was primarily due to the decrease in selling, general and administrative expenses described above.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During the nine months ended March 31, 1999, the Company had used cash in operating activities in the amount of $2,670,085 as compared to cash used in operating activities of $1,666,435 for the nine months ended March 31, 1998.

During the nine months ended March 31, 1999, the Company had net cash provided by investing activities in the amount of $775,407 as compared to cash used for investing activities of $1,433,337 for the nine months ended March 31, 1998. The cash was used for the construction of the Company's New York Headquarters, the purchase of property and equipment offset by the return of cash which collateralized a letter of credit in connection with the leased facility and the use of restricted cash to satisfy certain liabilities.

During the nine months ended March 31, 1999, the Company had net cash provided by financing activities of $2,275,363 compared to net cash used in financing activities of $1,667 for the nine months ended March 31, 1998. In the 1999 period the Company received net proceeds of approximately $2,275,000 from the sale of shares of common stock.

The Company is in the process of raising approximately $8,000,000 in capital of which $4,000,000 is anticipated at the end of May based on the projected closing of a private placement of 942,000 shares at $4.25 per share. The offering requires the Company to register the shares on an effective Form S-3 within 120 days following closing. If the S-3 is not then effective, investors will have the right to have their shares repurchased by the Company. The balance is represented by an offering of 572,000 shares at $7.00 per share. Upon receipt of irrevocable subscriptions, the Company will seek stockholder approval, if required, and register the shares on Form S-3. Payment will be made upon the S-3 becoming effective. A significant factor which will affect the Company's need for additional financing is the Company's acquisition program. The establishment of additional business in the future could also require the Company to obtain additional capital. If the Company were required to obtain additional capital in the future, there can be no assurance that sources of capital will be available on terms acceptable to the Company. The Company believes that upon completion of the initial $4,000,000 offering that it will have sufficient capital to maintain operations. Expansion of operations will require completion of the second $4,000,000 offering.

Inflation

The impact of inflation on the Company's operating results has been insignificant in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had a material impact on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Year 2000

The Company has conducted a review of its computer systems to identify any systems that could be affected by the "Year 2000" issue. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using zero's as the year 1900 rather than the year 2000. This could result in a major systems failure or miscalculations. The Company believes that its computer systems and software products are fully year 2000 compatible. However, it is possible that certain computer systems or software products of the Company's suppliers or customers may not accept input of, store, manipulate and output dates in the year 2000 or thereafter without error or interruption. The Company has retained a consultant to evaluate the implications of year 2000 issues on the Company and its suppliers and customers. There can be no assurance that the Company will not be required to make significant expenditures to identify, address or remedy any potential year 2000 problems, or to satisfy liabilities to which the Company may become subject as a result of such problem.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

      Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

      The Company also raised $100,000 on or about December 23, 1998 through the sale of 100,000 shares to an unaffiliated investor, at $1 per share. In addition, certain employees, directors, trade vendors and professionals agreed to convert $622,087 owed to them for 584,675 shares.

      In February, 1999, the Company sold and issued 10,000 shares to a partner of the Company's outside legal counsel at $3 per share.

      These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5. OTHER INFORMATION

      Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            27 -    Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                              PARADISE MUSIC & ENTERTAINMENT, INC.


                              By:  /s/ Richard Flynn
                                   ---------------------------------------------
                                   Richard Flynn, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary

Date: May 17, 1999