Form 10KSB
period 1999-06-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 1999-09-28
CIK 1024464

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                               ----------------------

                                  F O R M 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999           Commission file number 1-12635

                                       OR

                  |_| TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

                           ---------------------------

                      PARADISE MUSIC & ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3906452
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

53 West 23rd Street, New York, New York                       10010
  (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (212) 590-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                            Name of each exchange on which
-------------------                            registered
                                               ------------------------------
Common Stock, par value $0.01 per share            Boston Stock Exchange
                                                   Nasdaq Small Cap Market

Redeemable Common Stock Purchase Warrants          Boston Stock Exchange
                                                   Nasdaq Small Cap Market

Securities registered pursuant to Section 12(g) of the Act:

                                      None

                           ---------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes |X|        No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuers revenues for the year ended June 30, 1999 were $9,661,036.

      The aggregate market value of voting stock held by non-affiliates of the registrant on September 23, 1999 was approximately $21,293,102. On such date, the last sale price of registrant's common stock was $4.125 per share. Solely for the purposes of this calculation, shares beneficially owned by directors, officers and beneficial owners of in excess of 10% of the registrant's common stock have been excluded, except shares with respect to which such persons disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such persons are, in fact, affiliates of registrant.

      As of September 23, 1999 there were 6,353,197 shares of common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one)

      Yes |_|        No |X|

                                     PART I

      The statements contained in this Annual Report that are not historical facts are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our need to raise additional capital, our history of losses, the high risk nature of the music and entertainment business and our dependence on some large customers, as well as economic conditions.

ITEM 1. DESCRIPTION OF BUSINESS

General

      Paradise Music & Entertainment, Inc. ("Paradise" or the "Company") is engaged in several aspects of the music and entertainment industry. Our strategic goal is to create an artist-centric company capable of producing quality content for any entertainment medium. We intend to increase our presence in the music and entertainment industry by concentrating our efforts on developing our core businesses, by acquiring other viable companies which enhance our core businesses and by acquiring companies engaged in collateral lines of business.

      On September 24, 1999, Paradise executed definitive agreements to acquire substantially all of the assets of Consolidated Entertainment, LLC, d/b/a Straw Dogs and, all of the outstanding stock of Spur & Buckle, Inc. (collectively know as "Straw Dogs"). Straw Dogs is a rapidly growing company engaged in the production of television commercials, music videos and other related media. Straw Dogs is a leading television commercial production company, with fiscal 1999 revenues of approximately $19 million. Straw Dogs' clients include Nike, Pepsi, Reebok, Budweiser, Hallmark, 7-Up, General Motors, Coke, AT&T, Sprint, Chevrolet, McDonalds, Disney, American Express and Mountain Dew, among others. Spur & Buckle, Inc. provides Jesse Dylan's personal services to Straw Dogs in connection with the production of television commercials. The acquisition is subject to stockholder approval and other customary closing conditions. The description of the business which follows assumes that the Straw Dogs acquisitions are consummated. There can be no assurance that this will be the case.

      Paradise's operating business can be categorized as:

Television & Film Production

      o Production of television commercials and development of film and television properties through Straw Dogs

      o Production of television and cable specials and music videos through Picture Vision, Inc. ("Picture Vision")

      o Production of original scores and advertising themes for television, radio and film through Rave Music and Entertainment, Inc. ("Rave Music")

Recorded Music & Artist Management

      o Production and commercial release of recorded music through Push Records, Inc. ("Push Records")

      o Artist management through All Access Entertainment Group, Inc. ("All Access Management")

      We believe that we offer a broader range of services than most independent production and music companies. This combination of services has been structured to foster synergies between the operating companies, lower costs and provide greater convenience to our artists and customers.

      We have adopted a strategic plan to significantly expand through acquisitions of related businesses and key personnel. Our acquisition program is concentrated on complementary businesses. If more significant opportunities become available we believe that through our relationships and management contacts, we may be able to finance these opportunities directly, through joint ventures or otherwise. To implement this plan, we have entered into the transactions and the consulting agreements with the persons described under "Recent Developments." We believe these relationships will provide us with acquisition talent and financing opportunities.

Recent Developments

      Since the beginning of 1999 we have gone through a substantive restructuring and recapitalization including the addition of several key managers and an affiliation with The Cassandra Group, Inc. ("Cassandra") as a resource for obtaining acquisition candidates and additional financing.

Acquisition of Straw Dogs

      On September 24, 1999 we agreed to purchase, for 900,000 shares of common stock, substantially all of the business and assets of Consolidated Entertainment , LLC (d/b/a Straw Dogs) and to assume substantially all the liabilities of Straw Dogs effective as of June 1, 1999. Straw Dogs is currently owned and operated by Jesse Dylan and Craig Rodgers. Mr. Dylan has served as our Chairman and Chief Executive Officer since April, 1999. Upon completion of the transaction, Mr. Rodgers will join the company and serve as President and CEO of our wholly-owned subsidiary Straw Dogs. The shares being issued are not being registered under the Securities Act of 1933, as amended. However, Messrs. Dylan and Rodgers have been granted standard "piggyback" registration rights with respect to these shares.

      On September 24, 1999, we also agreed to purchase, for 541,000 shares of common stock, all of the stock of Spur & Buckle, Inc. Spur & Buckle is a California corporation currently owned and operated by Jesse Dylan as a personal services company. The Paradise shares being issued are not being registered under the Securities Act. However, Mr. Dylan has been granted standard "piggy back" registration rights with respect to such shares.

      The closing of both of these transactions is subject to approval of our stockholders and other customary closing conditions. We intend to hold a special meeting of stockholders this Fall to obtain the requisite stockholders approval. There can be no assurance that the transaction will be consummated.

Financing Transactions

      In July 1999, investors represented by Cassandra purchased an aggregate of 970,880 shares of Paradise common stock at a price of $4.25 per share or $4,126,240 in the aggregate. We agreed to file a Form S-3 ("S-3") registering for resale these 970,880 shares promptly following the receipt and acceptance by us of the subscription agreements together with the payment for these shares by the investors. The S-3 was declared effective by the Securities and Exchange Commission on July 29, 1999.

      In April 1999, we entered into a financial consulting agreement with Dana Giacchetto, Cassandra's President, pursuant to which Mr. Giacchetto will assist us for a period of time in a range of areas, including identifying acquisition targets, employee recruitment, structuring transactions and financings to support our growth and operations. As compensation for his consulting services he was issued 200,000 shares of common stock and three-year warrants to purchase 800,000 shares of common stock at the following prices: 100,000 at $5 per share, 150,000 at $6 per share, 150,000 at $7 per share, 150,000 at $8 per share, 125,000 at $9 per share and 125,000 at $10 per share. These warrants are currently exercisable.

Management Developments

      In April, 1999 Jesse Dylan was named our Chairman and Chief Executive Officer. Mr. Dylan succeeded John Loeffler, as our Chairman and Brian Doyle as our CEO. Mr. Loeffler now devotes more of his time to his role as CEO and President of Rave Music. Mr. Doyle acts as CEO and President of All Access Management and Push Records.

      On June 7, 1999 M. Jay Walkingshaw began providing consulting services to us. Mr. Walkingshaw is being paid at an annual rate of $400,000 per year. It is anticipated that we will be entering into a long term employment agreement with Mr. Walkingshaw, which will also provide for the granting of options, pursuant to which he will advise us on restructuring, reorganization and operations.

      In addition, we have entered into consulting agreements with several other individuals and companies. In each of these consulting agreements we have issued warrants to purchase our common stock as compensation for services. During the fiscal year ended June 30, 1999 we issued warrants to purchase an aggregate of 495,000 shares at prices ranging from $4 to $10 per share vesting over various periods of time.

      We are also considering granting warrants to other consultants as full or partial compensation for their services.

Our Current Business

The Television & Film Production Business

      Through Straw Dogs, upon its acquisition, Picture Vision, and Rave Music we produce television series and specials, television commercials, original scores and advertising themes for television, radio and film and music videos. We also intend to expand into the development and production of theatrical motion pictures. As the demand for content on television continues to increase dramatically, Paradise expects to be positioned to meet that demand by inexpensively producing high quality programming with the company's growing base of video and commercial directors and by utilizing management's key relationships with writers, and producers. Paradise intends to be one of the few television production companies capable of pitching an idea, producing the show, supplying the director, creating and producing the soundtrack and attracting first class talent.

      Our intention to branch into the theatrical motion picture production business does not involve financing the production of projects. Rather, Paradise intends to seek strategic alliances with major film companies, with the major company acting as a distributor and Paradise acting as the creator and supplier of content.

      Straw Dogs and its award-winning producers and directors have created television commercials for national advertisers such as Coca-Cola, Pepsi, Reebok, Budweiser, Nike, Chevrolet and McDonalds and music videos for artists such as Tom Petty, Lenny Kravitz, Nick Cave and Tom Waits. Picture Vision, has produced Emmy-nominated and award-winning television specials for Garth Brooks, Janet Jackson and John Tesh and music videos for Reba McEntire, Garth Brooks, Whitney Houston, Billy Joel, Sting, Aerosmith and numerous other artists. Recently, Picture Vision expanded into the production of television commercials, completing commercials for national advertisers including MCI and NAPA Auto Parts.

      Rave Music, a wholly owned subsidiary, creates original scores for television, radio, and film as well as advertising themes for commercials. Rave Music is currently providing original musical scores for the television show Pokemon. Most recently, Rave Music composed and produced the 2.B.A. Master soundtrack album for the top-rated syndicated children's animated television program, Pokemon. Rave Music also produced all of the music for the WB network television program Pokemon including the theme song for the series. Presently, Rave Music is working on the score for Pokemon, the Movie, MEWTWO Strikes Back as well as the animated short Picachus Vacation soon to be released nationwide by Warner Brothers. Rave Music also works with advertising agencies to help create the soundtracks for commercials. Rave is also currently providing original compositions of advertising themes for clients such as Bounty Fabric Softener, Pringles and Jiff Peanut Butter. Rave Music retains the intellectual property rights to its musical compositions. Royalty and residual distributions are paid by a performing rights society, usually BMI, ASCAP or SESAC, to Rave Music, the composer and the performers for the various uses of the actual compositions. Such residual fees can exceed the creative fees paid for its composition.

The Recorded Music & Artist Management Business

      Paradise engages in the business of discovering and signing musical artists and manufacturing, packaging, distributing and marketing their recorded music; and managing musical artists. Unlike most individuals and small companies which tend to engage in only one of these businesses, Paradise is in the unique position of providing all of these services. We believe that there is a significant opportunity for consolidation among the smaller music companies which are increasingly recognizing the need to adopt new strategies and form strategic alliances in order to stay competitive.

      Push Records, a wholly-owned subsidiary, is a record label launched in early 1997. Since its launch we have initially focused on alternative and adult contemporary artists, such as Daryl Hall and John Oates and Blessid Union of Souls. We are currently contemplating acquiring a number of independent labels with catalogues and artists to develop and expand our record label activities. Push Records has a manufacturing and distribution agreement with V2/BMG Music for the distribution of records and has released 2 new records and 5 catalogue selections with V2/BMG during the fourth quarter of fiscal year 1999. Push Records has engaged in a strategic alliance with V2 Records whereby Push Records finds talent and produces masters and V2 markets and promotes the talent and remains responsible for distribution of the recordings. Prior to the V2 arrangement, Push Records needed substantial cash resources for the development of its business and experienced substantial operating losses. The V2 arrangement will help to limit the additional cash investments required prior to the generation of revenues from product sales. Paradise believes Push Records can provide its artists with the opportunity to share greater economic benefits than its competitors because of its lower overhead structural costs.

      Our music artist management services are provided by All Access Management which currently manages Daryl Hall and John Oates and Sozzi, a new up-and-coming Columbia recording artist. All Access promotes its clients' records, supports them through touring and secures appropriate recording and publishing contracts, among other things. The management at All Access Management has worked with super-star status artists including Mariah Carey, John Cougar-Mellencamp, Daryl Hall and John Oates, Billy Idol, Billy Joel, Kenny Loggins, Carly Simon, Taylor Dayne and others.

      We believe that our commercial music business has begun to derive creative benefits from the availability of the resources of our other businesses.

Our Acquisition Program

      Our acquisition program is designed to identify, qualify and integrate similar businesses of appropriate scale, which compliment our existing businesses.

      Areas of contemplated acquisition activity include existing record labels having a catalogue of niche product offerings and specialized music markets such as jazz music, commercial and television production companies with established talent relationships and performance, talent and artist management businesses which require little initial capital investment and offer good cash flow and synergistic opportunities with our existing businesses and catalogue and music publishing opportunities.

      Beginning in early 1999, we initiated a substantial restructuring including the addition of several key managers and our affiliation with Cassandra as a source for obtaining new equity investment. We have also entered into numerous consulting agreements with entities or individuals who we believe can provide us with acquisition, talent and financing opportunities. If significant opportunities become available we believe that, though our consultants and management contracts, we may be able to finance these opportunities through joint ventures or otherwise.

      The commercial and music video production industry is made of a number of entities which host varying numbers of resources and commercial and/or video directors. We believe there are a number of these entities that will benefit from the economies of scale and efficiencies that the Straw Dogs and Picture Vision infrastructure provides.

      The artist management business is also populated with smaller entities, which represent specific clients (principally recording artists). By providing a proactive, efficient and flexible environment with resources to expand these businesses, we believe we will be able to attract significant talent and expand this business substantially.

      The music industry includes five major companies in the area of recorded music and thousands of smaller independent music companies in the area of recorded music and the broader music business. We believe that many owners of independent music entities do not enjoy certain of the benefits which we offer. These benefits include the ability to provide a broader range of services to clients and greater liquidity and potential for capital enhancement. Other benefits that we believe we can provide acquired entities are management expertise and a broad range of industry contacts. Recently the major companies have cut back substantially on the number of artists that they are promoting in order to devote greater resources to a limited number of artists who are believed to offer major breakthrough opportunities. We believe that our acquisition program can build on these and other opportunities to generate growth and profitability.

      While we believe that we will find and adequately fund our acquisition program there can be no assurance of success either with respect to funding and financing such opportunities or the ultimate profitability of these acquisitions.

Competition

      The television commercial business is highly competitive. Production companies compete to secure deals to produce television commercials as part of major national advertising campaigns for products and services with household name recognition. Those competitors include, among others, MJZ, Propaganda, and Radke Films. Also, Straw Dogs competes with the other commercial productions companies for the services of the top commercial directors needed to deliver commercials of the highest quality. Many directors retain their status as independent contractors even though they are signed to exclusive term contracts, adding to the competitive nature of the business.

      We currently compete with numerous other businesses and individuals who produce original music scores and advertising themes for television, radio and film, produce music videos and specials for television and provide management for music artists. Currently, the production of original scores and advertising themes for television, radio and film, the production of music videos and video specials for television, and music artist management are carried out by individuals or small privately held niche companies. Generally, each such individual or small company engages in only one of these businesses. Many of these businesses and individuals including Crushing Enterprises, Elias Associates, Not Just Jingles, JSM Music, Inc. and Tomandandy, with respect to commercial music; The End, DNA, Automatic Films, The Collective and High Five, with respect to video production and Gold Mountain Entertainment, Deluxe Management, Left Bank Management and H.K. Management, with respect to artist management.

      Push Records faces intense competition for discretionary consumer spending from numerous other record companies and other forms of entertainment offered by film companies, video companies and others. Push Records competes directly with other recorded music companies, including the five major recorded music companies, which distribute contemporary music, as well as with other record companies for signing artists and acquiring music catalogs. Many of these competitors have significantly longer operating histories, greater financial resources and larger music catalogs than we do. Our ability to compete successfully in the recorded music business will be largely dependent upon obtaining additional capital, signing and retaining successful artists and introducing music products which are accepted by consumers.

Organization

      We were incorporated in the State of Delaware on July 18, 1996 and our principal executive offices are located at 53 West 23rd Street, New York, New York, 10010 and our telephone number is (212) 590-2100.

Employees/Independent Contractors

      As of June 30, 1999, we had 22 employees, 14 of whom were located at our New York office, and 8 of whom were located in Nashville, Tennessee. As of June 30, 1999 Straw Dogs had 12 employees. None of our employees, or those of Straw Dogs, is represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.

      As is customary in the music business, we also utilize the services of artists, performers, composers, producers, engineers, roadies, booking agents and others who are independent contractors. These independent contractors hire out their services on an as needed basis and receive a set fee for the services. The services performed by these independent contractors are not needed on a full time basis. As a result, services of independent contractors are less expensive than having full time employees perform these services.

ITEM 2. DESCRIPTION OF PROPERTY

      We lease office space at three locations. Our headquarters and commercial music recording studios are located at 53 West 23rd Street in New York City where we lease approximately 20,000 square feet, pursuant to a lease that expires in July 2007. Our music video production business leases 2,050 square feet of office space at 209 10th Avenue South in Nashville, Tennessee which lease expires in August 2000. Our commercial production company leases approximately 2,500 square feet at 1520 2nd Street, Santa Monica, CA on a month to month basis. Our rent expense for fiscal 1999 was approximately $247,000.

ITEM 3. LEGAL PROCEEDINGS

      Except for proceedings in the normal course of business, neither Paradise nor any of our subsidiaries is a party to or involved in any material pending legal proceedings.

ITEM 4. MATTERS SUBMITTED TO STOCKHOLDER VOTE

      Our annual meeting of stockholders was held on April 6, 1999. At the meeting, the following persons were elected as directors to hold office until the next annual meeting of stockholders and until their respective successors are duly elected and qualified and such persons received the number of votes indicated below opposite their respective names:

      Name                              Votes For           Votes Withheld

      Soledad Bastiancich               3,437,070               6,000
      Paul Thomas Cohen                 3,437,070               6,000
      Brian Doyle                       3,437,070               6,000
      Jesse Dylan                       3,437,070               6,000
      Thomas J. Edelman                 3,437,070               6,000
      Richard Flynn                     3,437,070               6,000
      John Loeffler                     3,437,070               6,000
      Jeffrey Rosen                     3,437,070               6,000
      Jon Small                         3,436,770               6,300

      Soledad Bastiancich and Paul Thomas Cohen have since resigned.

      At the meeting, the stockholders also approved a proposal to amend our 1996 stock option plan to increase the total number of shares available for options granted under the plan from 185,000 to 1,500,000. The voting was as follows:

          Votes For       Votes Against         Abstentions        Non-Votes
           843,662            42,775               17,100          2,539,533

      Also at the meeting our stockholders voted to approve the amendment to our certificate of incorporation to increase the total number of authorized shares of common stock from 20,000,000 shares to 75,000,000. The voting was as follows:

          Votes For       Votes Against         Abstentions
          3,401,370           40,000               1,700

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our common stock began trading on the Nasdaq SmallCap Market and the Boston Stock Exchange on January 22, 1997 under the symbol "PDSE" and "PMU," respectively. The high and low bid prices of our common stock (as reported by Nasdaq and the Boston Stock Exchange) for each quarter since our initial public offering were as follows:

                             Nasdaq SmallCap Market

            Period                          High             Low
            ------                          ----             ---

1999        01/01/99 - 03/31/99             $5-3/8           $1-1/4
            03/31/99 - 06/30/99             $7-3/4           $3-7/8

1998        01/01/98 - 03/31/98             $4               $2-13/16
            04/01/98 - 06/30/98             $3-3/4           $2
            07/01/98 - 09/31/98             $3               $1-1/8
            10/01/98 - 12/31/98             $2               $1/2

1997        01/22/97 - 03/31/97             $7               $5-3/8
            04/01/97 - 06/30/97             $5-7/8           $3-1/2
            07/01/97 - 09/30/97             $5-1/32          $3-5/8
            10/01/97 - 12/31/97             $6-3/8           $3

                              Boston Stock Exchange

            Period                          High             Low
            ------                          ----             ---

1999        01/01/99 -  3/31/99             $5-3/8           $1-1/8
            03/31/99 - 06/30/99             $7-1/8           $3-5/8


1998        01/01/98 - 03/31/98             $4               $2-13/16
            04/01/98 - 06/30/98             $3-5/8           $2
            07/01/98 - 09/31/98             $1-7/8           $1
            10/01/98 - 12/31/98             $1-1/2           $7/16

1997        01/22/97 - 03/31/97             $7               $5
            04/01/97 - 06/30/97             $6               $3
            07/01/97 - 09/30/97             $5-3/64          $3-5/8
            10/01/97 - 12/31/97             $6-3/8           $3

      The prices set forth above reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The public market for our common stock is limited and the foregoing quotations should not be taken as necessarily reflective of prices which might be obtained in actual market transactions or in transactions involving substantial numbers of shares.

      The approximate number of holders of record of our common stock was 56 as of September 23, 1999. We believe that there are in excess of 300 round lot beneficial owners of common stock whose shares are held in street name.

      We have never paid a dividend on our common stock. We anticipate that future earnings, if any, will be retained for use in our business or for other corporate purposes and we do not anticipate paying cash dividends.

Recent Sales of Unregistered Securities

      In July 1999, investors represented by Cassandra purchase an aggregate of 970,880 shares of common stock. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. We filed a registration statement on Form S-3 registering an aggregate of 1,237,380 shares for resale which was declared effective on July 29, 1999.

      Except for the foregoing and for those sales previously described on our Quarterly Reports on Form 10-QSB for the period ended December 31, 1998 and March 31, 1999, we did not issue any equity securities during the fiscal year ended June 30, 1999 which were not registered under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

      Recorded music and artist management revenues decreased to $1,158,701 for the fiscal year ended June 30, 1999 from $3,099,084 for the fiscal year ended June 30, 1998 a decrease of $1,940,383 or 62.6%. The decrease in revenues is primarily due to the restructuring of Push Records and the reduction in sales volume of Daryl Hall and John Oates album "Marigold Sky." The recorded music operation has been restructured to decrease operating overhead and by forming joint ventures with other companies willing to absorb the costs associated with the production, marketing and promotion of records.

      Recorded music and artist management cost of sales decreased to $665,875 for fiscal year ended June 30, 1999 from $1,608,090 for fiscal year ended June 30, 1998, a decrease of $942,215 or 58.6 %. The decrease is due to fewer record releases and lower overall album sales when compared to the prior year. Gross profit as a percentage of recorded music and artist management revenues decreased to 42.5% for the fiscal year ended June 30, 1999 from 48.1 % for the fiscal year ended June 30, 1998. The decrease was attributable to lower overall artist management revenues which have no costs of sales associated with them and a new distribution agreement Push Records executed with V2 Records which reduced Push Records' costs to produce and market the recordings and provides for a portion of the profits from such recordings to be shared with V2.

      Television and film production revenues decreased to $8,502,335 for the fiscal year ended June 30, 1999 from $10,494,342 for the fiscal year ended June 30, 1998 a decrease of $1,992,007 or 19.0% (revenue from the pending acquisition of Straw Dogs is not included). The decrease in revenues is primarily due to a reduction in the number of television music specials produced during the fiscal year ended June 30, 1999, partially offset by an increase in royalty and residual revenues from original music scores made for television programs such as Pokemon and Mr. Men.

      Television and film production cost of sales decreased to $5,639,636 for fiscal year ended June 30, 1999 from $8,153,418 for fiscal year ended June 30, 1998, a decrease of $2,513,782 or 30.8%. Gross profit as a percentage of television and film production revenues increased to 33.7% for the fiscal year ended June 30, 1999 from 22.3% for the fiscal year ended June 30, 1998. The increase was primarily attributable to the higher gross profit percentage on the television music specials, and royalty and residual income from television programs.

      Paradise's marketing, selling, general and administrative expenses increased to $7,101,023 for fiscal year ended June 30, 1999 from $6,828,087 for the fiscal year ended June 30, 1998, an increase of $272,936 or 4%. The increase is primarily attributable to fees associated with services provided to Paradise pursuant to outside consulting arrangements with regard to liquidity and acquisitions. These fees were paid predominately through the use of common stock purchase warrants. The increase in marketing, sales, general and administrative expenses were partially offset by decreases in other administration costs as a result of staff reductions and other cost containment measures implemented.

      Interest income decreased to $37,569 for the fiscal year ended June 30, 1999 from $139,040 for the fiscal year ended June 30, 1999, a decrease of $101,471 or 72.9%. The decrease resulted from the use of proceeds from Paradise's initial public offering during fiscal 1998, which were invested, in interest bearing accounts

      The Company's loss before income taxes increased to $3,707,929 for the fiscal year ended June 30, 1999 from $2,857,129 for the fiscal year ended June 30, 1998, an increase of $850,800 or 29.8%. The increase was primarily due to the decrease in gross profits realized by the two operating segments as mentioned above, as well as one-time items that impacted fiscal operating results which include, fees associated with the hiring of key management personnel to drive Paradise forward in its new growth phase; certain charges relating to the restructuring of the Push Records subsidiary; and a charge associated with the termination of Push's record distribution agreement with BMG, precipitated by its new joint venture with V2; all of which reflected efforts to recapitalize and restructure Paradise's core businesses.

Liquidity and Capital Resources

      Net cash used in operating activities for the fiscal year ended June 30, 1999 was $2,370,079. This was principally due to the operating loss for the year net of the non-cash charges associated with the issuance of the Company's common stock and common stock purchase warrants as payment for certain services.

      Net cash provided by investing activities for the fiscal year ended June 30, 1999 was $161,498. This was principally due to the release of restricted cash previously held for rental security deposits, partially offset by amounts used to acquire property and equipment.

      Net cash provided by financing activities for the fiscal year ended June 30, 1999 was $2,275,363, which represented the net proceeds from the sales of Paradise's common stock, net of expenses.

      Paradise has working capital of $2,515,953 and stockholders' equity of $4,044,056 at June 30, 1999. Paradise raised an additional $4.1 million in July 1999 and believes that its cash, operating cash flows and its access to capital markets, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses, future acquisitions and development of new projects for the next twelve month period.

Year 2000 Compliance

      Paradise has conducted a review of its computer systems and believes that the majority of its systems are properly adapted to avoid a Year 2000 problem. Paradise believes that all its computer systems will be Year 2000 compliant by the end of the third quarter of 1999. The expense incurred by Paradise to achieve compliance has not been material. Paradise is currently working with outside vendors to obtain assurances that they are Year 2000 compliant. However, there can be no assurance that all of Paradise's vendors will achieve compliance on a timely basis. In the event of any such noncompliance by vendors, a material adverse effect to Paradise's operations and financial results could occur. Paradise has not developed any contingency plan to address the possibility of vendor-related Year 2000 problems

ITEM 7. FINANCIAL STATEMENTS

      See the index to our financial statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Our directors and executive officers are as follows:

                                                                         Principal
                                                                         Occupation or
                                Director                                 Employment, if
Name                      Age   Since          Position with Company     Different
----                      ---   --------       ---------------------     --------------
Jesse Dylan               33    January 1999   Chairman, Chief
                                               Executive Officer
                                               and a director

Richard Flynn(2)          41    October 1996   Chief Operating
                                               Officer, Chief
                                               Financial Officer,
                                               Treasurer, Secretary
                                               and a director

Jon Small                 52    July 1996      Director; Chief
                                               Executive Officer of
                                               Picture Vision

John Loeffler             47    July 1996      Chairman Emeritus and a
                                               director; Chief
                                               Executive Officer of
                                               Rave Music

Brian Doyle               42    July 1996      Director; President of
                                               All Access Management

Thomas J. Edelman(1)(2)   48    October 1996   Director                  Chairman, Patina Oil
                                                                         & Gas Corporation

Jeffrey Rosen(1)(2)       44    January 1999   Director                  General Manager,
                                                                         Davasee Enterprises

----------
(1)   Member of Compensation Committee
(2)   Member of Audit Committee

      JESSE DYLAN, has served as our Chairman and Chief Executive Officer since April 1999 and as a director since January 1999. Mr. Dylan has served as president of Consolidated Entertainment LLC, d/b/a Straw Dogs, a film and television production company, since its founding in February 1998. Mr. Dylan has been engaged in the entertainment business for over five years, as, among other things, a director of music videos, television commercials and motion pictures. He has directed music videos for Tom Waits, Tom Petty and others, and has directed television commercials for Coca-Cola, Nike, Budweiser and others. Mr. Dylan, along with Craig Rodgers, began Straw Dogs in February 1998 which has grown rapidly since its inception, completed its first full fiscal year of operations with revenues reaching approximately $19 million and net profits before taxes of approximately $1 million.

      RICHARD FLYNN, has served as our Chief Financial Officer and Chief Operating Officer since February 1999, our Treasurer since December 1996, our Secretary since July 1996 and as a director since October 1996. From September 1994 to September 1996, Mr. Flynn was the managing co-owner of All Access Management. From September 1996, Mr. Flynn has also been Vice President and General Manager of All Access Management, and from February 1997 he has been Vice President and General Manager of PUSH Records. From March 1990 until September 1994, Mr. Flynn served as General Counsel to Horizon Entertainment and Management Group Inc. ("Horizon") and its clients. Since 1983 Mr. Flynn has been a practicing attorney in New York State specializing in entertainment, corporate and public sector law.

      JON SMALL, has served as a director and Executive Vice President since our inception in July 1996. Since September 1996, Mr. Small has been the Chief Executive Officer of Picture Vision, an Emmy-award-winning video and television program production company, which he also founded in 1984. From 1984 to September 1996, Mr. Small had been the President of Picture Vision. Mr. Small has produced and directed music videos and specials for many acclaimed artists, including Garth Brooks, Janet Jackson, Billy Joel, Reba McEntire, Whitney Houston, Sting and Aerosmith. Picture Vision has produced a number of music videos for acclaimed artists, several television specials and television commercials. Picture Vision has grown, under Mr. Small's leadership, to become one of the leading independent production companies currently in operation.

      JOHN LOEFFLER, has served as our Chairman Emeritus since April 1999 and as a director since our inception in July 1996. Mr. Loeffler served as our Chairman of the Board and President from July 1996 through April 1999 and served as Chief Executive Officer from July 1996 through December 1998. From 1986 to present, Mr. Loeffler has served as the Chief Executive Officer of Rave Music, a company Mr. Loeffler founded approximately twenty years ago, Mr. Loeffler, a talented musician in his own rights, has built Rave Music into a premier creator of original scores and advertising themes for television, radio and film. Because of Mr. Loeffler's vast experience in his field, Rave Music's extensive client list has grown to include the most well-known and largest advertisers in the world.

      BRIAN DOYLE, has served as a director since our inception in July 1996. Mr. Doyle had served as our Chief Executive Officer from December 1998 through April 1999 and as our Executive Vice President from July 1996 through December 1998. In 1994 Mr. Doyle founded All Access Management, and from 1994 to the present he has served as the President of All Access Management. Since 1996, Mr. Doyle has also been the Chief Executive Officer of All Access Management. Since February 1997, Mr. Doyle has also been the Chief Executive Officer of PUSH Records. From 1991 to 1994, Mr. Doyle served as Chief Executive Officer and President of Horizon. With over twenty years of experience in the artist management field, Mr. Doyle has built All Access Management into a thriving artist-friendly company guiding both well-established and up-and-coming artists through their careers.

      THOMAS J. EDELMAN, has served as a director since October 1996. Mr. Edelman co-founded Snyder Oil Corporation and was its President and director from 1981 through February 1997. Since 1996, Mr. Edelman has served as Chairman and Chief Executive Officer of Patina Oil & Gas Corporation. He is also Chairman of the Board of Directors and Chairman of Range Resources Corporation, and is a director of Petroleum Heat & Power Co., Inc. and Star Gas Corporation. Mr. Edelman is a Trustee of The Hotchkiss School. From 1980 to 1981, Mr. Edelman was a Vice President of The First Boston Corporation.

      JEFFREY ROSEN, has served as a director since January 1999. Since 1986, he has served as the General Manager of Bob Dylan's various music publishing companies, managing the New York office and administering the publishing of Mr. Dylan's musical compositions. During this time he has also acted as a consultant to several entertainment companies, including Columbia Records, Sony Music, Time Life Records and Time Life Home Video. Mr. Rosen is also on the board of directors of The Association of Independent Music Publishers, and is a graduate of the State University of New York at Oneonta, with a B.A. in Literature.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Persons") to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish us with copies of all such reports. Based solely on our review of copies of such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 5 were required, we believe that except as described below, during the fiscal year ended June 30, 1999, all of the Reporting Persons complied with their Section 16(a) filing requirements. On September 28, 1999 Dana Giacchetto filed an initial statement on Form 3 reflecting the 200,000 shares and 800,000 warrants issued to him in April 1999. Jesse Dylan has not yet filed an amendment to his Form 3 which he previously filed to reflect beneficial ownership of an additional 25,000 shares of common stock held by an affiliate.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth all compensation awarded to, earned by or paid by Paradise or its subsidiaries during each of the last three fiscal years to Jesse Dylan, our current Chief Executive Officer, and Brian Doyle, who served as Chief Executive Officer from December 1998 through April 1999 and Executive Vice President prior to December 1998, and John Loeffler who served as Chief Executive Officer from July 1996 through December 1998 and Chairman and President from December 1998 through April 1999, and each of the most highly compensated executive officers, other than the persons who had served as Chief Executive Officer during the fiscal year, whose annual base salary and bonus compensation exceeded $100,000 (the "Named Executive Officers").

                                                                            Long Term
                                    Annual Compensation(1)             Compensation Awards
                              ---------------------------------    ----------------------------

                                                                                     Securities
                              Year Ended                             All Other       Underlying
Name and Principal Position     June 30    Salary($)   Bonus($)    Compensation(2)     Options
---------------------------     -------    ---------   --------    ---------------     -------
Jesse Dylan                       1999            --         --             --              --
Chief Executive Officer (since    1998            --         --             --              --
April 1999)                       1997            --         --             --              --

Brian Doyle                       1999      $225,000   $ 75,000        $25,000         350,000
Former Chief Executive Officer    1998       300,000         --         28,000              --
(until April 1999)                1997       150,000    162,500          7,000              --

John Loeffler                     1999      $225,000   $100,000        $25,000          50,000
Former Chief Executive Officer    1998       310,000         --         34,000              --
(until December 1998)             1997       150,000    191,000         34,000           5,000

Richard Flynn                     1999      $225,000   $100,000        $18,000         350,000
Chief Financial Officer and       1998       300,000         --         15,000              --
Chief Operating Officer (since    1997       150,000    162,500             --              --
February 1998)

Jon Small                         1999      $345,000   $125,000        $50,000          50,000
Executive Vice President          1998       310,000    150,000         60,000              --
                                  1997       150,000    189,000         36,000           5,000

(1) We were incorporated in July 1996. Compensation for the fiscal years ended June 30, 1999, 1998 and 1997 represents amounts paid by Rave Music, Picture Vision, All Access Management and PUSH Records.

(2) Includes amounts paid by us which we deemed to be for the benefit of such executive, including amounts paid for lodging, transportation, insurance, entertainment and other perquisites.

Option Grants in Last Fiscal Year

      The following table sets forth, for each of the Named Executive Officers, information regarding individual grants of options made during the fiscal year ended June 30, 1999.

                                Individual Grants
--------------------------------------------------------------------------------

      (a)             (b)           (c)            (d)                 (e)

                                 % of Total
                                  Options
                                 Granted to
                                Employees in   Exercise or Base
      Name          Granted     Fiscal Year    Price ($/Sh)      Expiration Date
      ----          -------     -----------      ------          ---------------

Jesse Dylan               --        -                --                --
Brian Doyle           50,000         3%           $5.25             4/22/02
                     300,000        19%           $5.00             2/19/02
John Loeffler         50,000         3%           $5.25             4/22/02
Richard Flynn         50,000         3%           $5.25             4/22/02
                     300,000        19%           $5.00             2/19/02
Jon Small             50,000         3%           $5.25             4/22/02

Aggregate Option/SAR Exercises; Fiscal 1999 Year End Option/SAR Values

      The following table provides information related to options exercised by the Named Executive Officers during the fiscal year ended June 30, 1999 and the number and value of options held by them at June 30, 1999 which were then exercisable. No options were exercised during the fiscal year ended June 30, 1999.

                                           Number of Securities            Value of Unexercised
                                          Underlying Unexercised           In the Money Options/
                                          Options/SARs at FY-End             SARs at FY-End(1)
                                          ----------------------             -----------------
                  Shares
                Acquired on     Value
Name            Exercise (#)   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
----            ------------   --------   -----------   -------------   -----------   ------------
Jesse Dylan            --         --             --             --             --             --
John Loeffler           0          0          5,000         50,000             $0        $18,750
Jon Small               0          0          5,000         50,000             $0        $18,750
Richard Flynn           0          0        300,000         50,000       $187,500        $18,750
Brian Doyle             0          0        300,000         50,000       $187,500        $18,750

----------
(1)   The last sale price on June 30, 1999 was $5.625

Directors' Compensation

      Pursuant to our Outside Directors Program, directors who are not employees ("Outside Directors") received non-qualified options to purchase 5,000 shares on January 22, 1997 at $6 per share and are entitled to receive non-qualified options to purchase 5,000 shares for each year of service, payable in advance on July 1 of each year. The option exercise price is the closing bid price of the common stock on the first trading day of each fiscal year. Accordingly, 5,000 options were granted at $4 on July 1, 1997, at $2.0625 on July 1, 1998 and at $5.125 on July 1, 1999 to each Outside Director.

      In addition, Outside Directors are entitled to receive compensation in the amount of $18,000 per annum, 100% payable in stock. Such amounts are payable quarterly in arrears. For the year ended June 30, 1999, persons who were Outside Directors during such fiscal year received compensation of $45,000 and 18,838 shares of common stock.

      All directors are reimbursed for certain expenses in connection with attendance at Board of Directors and Committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers or who are associated with us do not receive compensation for service as directors.

Employment Agreements, Termination of Employment and Change in Control Arrangements

      Upon the completion of the acquisition of Straw Dogs and Spur & Buckle, Mr. Dylan will be employed as our Chairman and Chief Executive Officer, a position he currently holds, for a five year term, commencing July 1, 1999 at an annual salary of $750,000. In addition to his duties as the Chairman and Chief Executive Office, Mr. Dylan will also continue to direct commercial and other television projects. The benefits of these activities will accrue directly to Paradise. Mr. Dylan's compensation is to be reviewed annually by our Compensation Committee with bonus awards or increases in salary to be considered based on Mr. Dylan's and our overall performance. In addition, Mr. Dylan will be entitled to receive ten year options to purchase 750,000 shares of common stock. The options vest ratably over three years from the effective date (provided Mr. Dylan is employed by us at that time), and have an exercise price of $5 per share.

      In October 1996, we entered into employment agreements (the "Executive Agreements"), with each of Messrs. Loeffler, Doyle, Flynn and Small (the "Executives"). Each of the Executive Agreements was for a period of three years and provided for annual base salaries of $150,000 plus bonuses.

      Effective July 1, 1997, these Executive Agreements were replaced by new agreements (the "New Agreements"). Each of the New Agreements is for a period of two years and provides for annual salaries of between $300,000 and $325,000. If an Executive's subsidiary reports a pretax loss, the salary of the Executive who manages such subsidiary will be reduced, but not below $150,000 per annum, to reflect a pretax break-even and the excess amount paid will be recorded as an advance with interest payable at prime plus 1% and with principal payable over three years. In addition, such Executive's salary will be reduced for the subsequent year by the amount of such reduction but not below $150,000. Pursuant to these New Agreements, two bonus plans were established for the benefit of the Executives based upon attainment of certain financial results pursuant to which Mr. Small received a bonus of $125,000 for fiscal 1999 in recognition of his performance during such fiscal year.

      In September 1998, each of the Executives (other than Mr. Small) entered into a letter agreement (the "Employment Modification Agreements") with the company which amended certain provisions of the New Agreements. There was also an Employment Modification Agreement with Mr. Small which did not go into effect because certain pre-conditions with respect to financing were not met. The Employment Modification Agreements provide for, among other things, a reduction in the base salaries of each of Messrs. Loeffler, Flynn and Doyle, starting October 1, 1998 by $100,000 per annum, and a new bonus program for such executives pursuant to which such executives receive 50% of the Net Profits (as defined therein) of the subsidiaries they manage until they have recouped the $100,000 in salary reductions described above. Thereafter, Net Profits are allocated 85% to the company and 15% to the executives. It is anticipated that revised employment agreements will be finalized during the next fiscal year.

      The Employment Modification Agreements also impose tighter restrictions on executives who leave the employment of the company either voluntarily or for cause and provide that an executive who leaves the employment of the company voluntarily or for cause, will pay the company an override of 25% of the gross margin earned by any firm or entity that employs the executive following his departure from the company (either voluntarily or for cause) on work performed for any client or artist that the executive first worked with while employed by the company.

      In consideration of the reduced base salaries, other compensation concessions and the non-compete terms reflected in the Employment Modification Agreements, the Compensation Committee treated all monies paid to the executives in fiscal year 1998 as compensation earned rather than as "advances" subject to recoupment. The Employment Modification Agreements expired on October 30, 1998 according to their respective terms. However, Messrs. Loeffler, Doyle and Flynn agreed to abide by the reduced salary level under their respective Employment Modification Agreements through June 30, 2001 or until new employment agreements can be completed. Effective as of December 8, 1998, each of Messrs. Loeffler, Doyle and Flynn's base compensation under the Employment Modification Agreements was increased by $25,000 per executive per annum. Accordingly, each of Messrs. Loeffler, Doyle and Flynn currently receive annual salaries of $225,000 per annum.

      For the years ended June 30, 1999 and 1998, approximately $1,391,000 and $1,480,000 have been expensed under the bonus plans and Executive Agreements, New Agreements and Employment Modification Agreements and are included in marketing, selling, general and administrative expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of September 23, 1999 regarding the share ownership of the company by (i) each person who is known to us to be the record or beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each Named Executive Officer; and
(iii) all directors and executive officers as a group.

                                                                     Percentage
                                                                          of
                                              Amount and Nature      Outstanding
                                                of Beneficial          Shares
   Name and Address of Beneficial Owner (1)     Ownership(2)           Owned(3)
   ----------------------------------------     ------------           --------

Named Executive Officers and Directors
Jesse Dylan                                   125,000(4)                  2.0%
Brian Doyle                                   464,250(5)(6)               7.0%
Richard Flynn                                 464,250(5)(6)               7.0%
John Loeffler                                 369,601(6)(7)(8)            5.8%
Jon Small                                     299,000(6)(7)               4.7%
Thomas J. Edelman                             112,385(9)(10)              1.8%
Jeffrey Rosen                                 6,747(11)                   1.0%

All executive officers and directors as a     1,841,233(4) through (11)  26.3%
group (7 persons)


Beneficial Owners of in Excess of 5% (other than directors and named executive officers)

The Cassandra Group, Inc.
561 Broadway                                  2,970,880(12)              46.8%
New York, New York 10012

Dana Giacchetto
561 Broadway                                  1,000,000(13)              15.7%
New York, New York 10012

----------
(1) The address of each beneficial owner identified is c/o Paradise Music & Entertainment, Inc., 53 West 23 Street, New York, NY 10010, except for (i) Thomas J. Edelman, which is c/o Patina Oil & Gas Corporation, 667 Madison Avenue, New York, NY 10021, (ii) Jesse Dylan, which is c/o Straw Dogs, 8330 3rd Street, Los Angeles, CA 90048, and (iii) Jeffrey Rosen, which is c/o Davasee Enterprises, 67 Irving Place, 11th Floor, New York, New York 10003.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from September 23, 1999 upon the exercise of options, warrants or convertible securities.

(3) Each beneficial owner's percentage ownership is determined by assuming (i) that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of August 15, 1999 have been exercised and converted, and
      (ii) 6,353,197 shares of common stock were outstanding, before any consideration is given to such options, warrants or convertible securities.

(4) Includes 25,000 shares held by Straw Dogs but does not include (i) 1,000,000 shares of common stock to be issued to Mr. Dylan in the proposed acquisition of Straw Dogs and Spur & Buckle, which transactions are subject to stockholder approval, (ii) non-qualified options to purchase 750,000 shares at an exercise price of $5 to be granted pursuant to his employment agreement, subject to stockholder approval.

(5) Includes non-qualified options granted on February 19, 1999 covering 300,000 shares at $5 per share.

(6) Does not include non-qualified options to purchase 50,000 shares of common stock at $5.25 per share granted on April 21, 1999 which are not exercisable within 60 days from September 23, 1999.

(7) Includes non-qualified options to purchase 5,000 shares granted in December 1996 at $6 per share.

(8) Includes 18,600 shares owned by Mr. Loeffler's pension plan and 3,800 shares owned by Mr. Loeffler's wife.

(9) Includes (i) non-qualified options granted in December 1996 to purchase 15,000 shares at $6 per share and (ii) non-qualified options granted under the Directors Option Program of 5,000 shares on January 2, 1997, July 1, 1997, July 1, 1998 and July 1, 1999 at exercise prices of $6, $4, $2.0625 and $5.125, respectively.

(10) Does not include warrants to purchase 100,000 shares granted on April 8, 1999 at $5 per share, subject to stockholder approval.

(11) Includes non-qualified options to purchase 5,000 shares at $5.125 per share granted under the Directors Option Program. Does not include warrants to purchase 200,000 shares granted on April 23, 1999 at $5.25 per share subject to stockholder approval.

(12) Cassandra does not directly own any shares of common stock, the shares being owned by Cassandra's various clients. Cassandra is a registered investment adviser which has discretionary power to dispose of the securities held in its clients accounts. Accordingly, by virtue of such discretionary power, pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, Cassandra may be deemed to be the indirect beneficial owner of the shares held by the various account holders.

(13) Does not include 100,000 shares which are held of record by Mr. Giacchetto but are not beneficially owned by him. Does not include the shares deemed to be beneficially owned by Cassandra, a company which Mr. Giacchetto owns.

      Information contained here with regard to stock ownership was obtained from our stockholders' list, filings with governmental authorities, or from the named individual nominees, directors and officers. The persons identified in the foregoing table disclaim beneficial ownership of shares owned or held in trust for the benefit of members of their families or entities with which they may be associated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to an Asset Purchase Agreement dated as of September 24, 1999, we have agreed to purchase, effective as of June 1, 1999, for 900,000 shares of common stock, substantially all of the business and assets of Straw Dogs and to assume substantially all the liabilities of Straw Dogs. Straw Dogs is currently owned and operated by Jesse Dylan and Craig Rodgers. Mr. Dylan is our Chairman and Chief Executive Officer and a director. Pursuant to a Stock Purchase Agreement dated as of September 24, 1999, we have also agreed to purchase, effective as of June 1, 1999, all of the stock of Spur & Buckle for 541,000 shares of common stock. Spur & Buckle is wholly owned by Mr. Dylan. Both of these transactions are subject to stockholder approval and other customary closing conditions. If the Straw Dogs and Spur & Buckle transactions are approved Mr. Dylan will receive (i) 1,000,000 shares of common stock, (ii) a five year employment agreement with (a) an annual salary of $750,000; (b) ten year non-qualified options to purchase 750,000 shares at $5 per share, and (c) an annual compensation review with bonus awards or salary increases to be based on Mr. Dylan's performance and our overall performance.

      In April 1999 we entered into a financial consulting agreement with Dana Giacchetto, Cassandra's President. Mr. Giacchetto is a beneficial owner of in excess of 10% of our shares. Pursuant to these agreements Mr. Giacchetto will assist us for a period of time in a range of areas including identifying acquisition targets, structuring transactions, employee recruitment and financings to support our growth and operation. As compensation for his consulting services. Mr. Giacchetto received 200,000 shares of restricted common stock and three-year warrants to purchase 800,000 shares, at the following prices: 100,000 at $5 per share, 150,000 at $6 per share, 150,000 at $7 per share, 150,000 at $8 per share, 125,000 at $9 per share and 125,000 at $10 per share.

      On June 7, 1999 we entered into a six-month consulting agreement with Jay Walkingshaw at a monthly salary of $33,333. Mr. Walkingshaw will advise us on our restructuring, recapitalization and operations.

      In April 1999 we entered into consulting agreements with our outside directors Jeffery Rosen and Thomas Edelman. Mr. Edelman and Mr. Rosen have each agreed to provide business advice to us, in addition to their services as directors. Mr. Rosen will provide services for the period April 20, 1999 through June 30, 2001, and will receive 200,000 three-year warrants which vest after one year and which are exercisable at $5.25 per share. Mr. Edelman will provide services for the period April 8, 1999 through June 30, 2001 and will receive 100,000 three-year warrants which vest after one year and which are exercisable at $5 per share.

      On October 9, 1997, we entered into an Exchange Agreement (the "Exchange Agreement") with each of John Loeffler, Jon Small, Brian Doyle and Richard Flynn, each of whom was an executive officer and a director. Pursuant to the Exchange Agreement, John Loeffler and Jon Small were each issued 291,000 shares and Brian Doyle and Richard Flynn were each issued 145,500 shares in exchange for all of the outstanding stock of each of Rave Music, Picture Vision and All Access Management. We believe that this transaction was fair from a financial point of view. This belief is based on the fact that the Exchange Agreement, and the transactions consummated thereby, were analyzed and approved by our Board of Directors and by all of its then existing stockholders.

      John Loeffler, our Chairman Emeritus and a director is also a consultant to Grey Advertising, which is a major client of our commercial music production division. For such consulting services, Mr. Loeffler is paid approximately $45,000 per year by Grey Advertising.

      We have a promissory note receivable with Mr. Loeffler which provided for borrowings up to approximately $129,000, with interest at 8.5% per annum. The promissory note is collateralized by 200,000 shares of the executive's common stock of the company and provides for mandatory prepayments as defined in the agreement. As of June 30, 1999, $70,878 is outstanding under this promissory note.

ITEM 13.                EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      Exhibit
      Number            Description
      ------            -----------

      3.1               Certificate of Incorporation of the Registrant (1)
      3.2               Amended and Restated By-Laws of the Registrant (1)
      4.1               Specimen of Registrant's Common Stock Certificate (1)
      4.2               Specimen of Registrant's Warrant Certificate (1)
      4.3               Form of Representative's Warrant Agreement including
                        form of Warrant (1)
      4.4 Form of Warrant Agreement between Registrant and Continental Stock Transfer and Trust Company (1)
      10.1 Exchange Agreement dated as of October 9, 1996 among the Registrant, Brian Doyle, Richard Flynn, John Loeffler and Jon Small (1)
      10.2 Employment Agreement dated as of October 9, 1996 between the Registrant and Brian Doyle (1)
      10.3              Employment Agreement dated as of October 9, 1996 between
                        the Registrant and Richard Flynn (1)
      10.4              Employment Agreement dated as of October 9, 1996 between
                        the Registrant and John Loeffler (1)
      10.5              Employment Agreement dated as of October 9, 1996 between
                        the Registrant and Jon Small (1)
      10.6 Expense Allocation Agreement dated as of October 9, 1996 among the Registrant, Rave Music, Picture Vision, All Access Management and Robert Klein (1)
      10.7              Form of The Registrant's 1996 Stock Option Plan
                        (corrected version) (1)
      10.8 Lease Agreement dated June 24, 1992 between Not Just Jingles, Inc. and Newmark & Company Real Estate, Inc.
                        (1)
      10.9 Lease Agreement dated October 28, 1994 between the Registrant and Silk & Halpern Realty Associates, Inc.
                        (1)
      10.10 Lease Agreement dated April 4, 1995 between the Registrant and Cummins Station L.L.C. (1)
      10.11 Sublease Agreement dated September 29, 1996 between the Registrant and Not Just Jingles, Inc. (1)
      10.12             Financial Consulting Agreement (1)
      10.13 Form of Consulting Agreement dated as of January 1, 1997 between the Company and Thomas J. Edelman (1)
      10.14 Lease Agreement dated as of October 21, 1996 between the Registrant and Twenty Third Street joint Venture, together with Escrow Letter dated December 11, 1996 (1)
      10.15 Form of Amended and Restated Employment Agreement dated as of January 17, 1997 between the Registrant and Brian Doyle (1)
      10.16 Form of Amended and Restated Employment Agreement dated as of January 17, 1997 between the Registrant and Richard Flynn (1)
      10.17 Form of Amended and Restated Employment Agreement dated as of January 17, 1997 between the Registrant and John Loeffler (1)
      10.18 Form of Amended and Restated Employment Agreement dated as of January 17, 1997 between the Registrant and Jon Small (1)
      10.19 Distribution Agreement with BMG Music d/b/a BMG Entertainment and PUSH Records, Inc. (3)
      10.20 Lease Agreement dated July 10, 1997 between the Registrant and Twenty-third Street Joint Venture (3)
      10.21 Consulting Agreement dated August 15, 1997 between the Registrant and Consulting for Strategic Growth, Ltd. (3)
      10.22             Personal Services Agreement dated August 13, 1997
                        between PUSH Records and Luxx (3)
      10.23             Form of Service Agreement dated September 22, 1997
                        between Daryl Hall & John Oates and PUSH Records (3)
      10.24 Employment Agreement dated as of October 1, 1997 between Rave Music and Paul Hoffman (4)
      10.25 Employment Agreement dated as of July 1, 1997 among the Registrant, Rave Music and John Loeffler (4)
      10.26 Employment Agreement dated as of July 1, 1997 among the Registrant, All Access Management and Richard Flynn (4)
      10.27 Employment Agreement dated as of July 1, 1997 among the Registrant, PUSH Records and Brian Doyle (4)
      10.28 Employment Agreement dated as of July 1, 1997 among the Registrant, Picture Vision and Jon Small (4)

      10.29 Employment Agreement Amended dated as of July 1, 1997 among the Registrant, Rave Music and John Loeffler (5)
      10.30 Employment Agreement Amended dated as of July 1, 1997 among the Registrant, All Access Management and Richard Flynn (5)
      10.31 Employment Agreement Amended dated as of July 1, 1997 among the Registrant, PUSH Records and Brian Doyle (5)
      10.32 Employment Agreement Amended dated as of July 1, 1997 among the Registrant, Picture Vision and Jon Small (5)
      10.33 Employment Agreement dated as of December 1, 1997 between Registrant and Joseph Gallo (5)
      10.34 Consulting Agreement dated as of January 15, 1998 between Registrant and Thomas J. Edelman (5)
      10.35 Consulting Agreement dated as of January 15, 1998 between Registrant and Thomas Cohen (5)
      10.36 Outside Director Compensation Agreement dated January 15, 1998 between Registrant and Thomas J. Edelman (5)
      10.37 Outside Director Compensation Agreement dated January 15, 1998 between Registrant and Thomas Cohen (5)
      10.38 Personal Services Agreement between PUSH Records and Bruce M. Somers and Nancy Free p/k/a/ Kidney Thieves (5)
      10.39 Form of Licensing Agreement dated November 4, 1997 between PUSH Records and Eagle Rock Entertainment, PLC.
                        (5)
      10.40 Promissory Note and Stock Pledge Agreement dated December 31, 1997 between Registrant and John Loeffler
                        (6)
      10.41 Interim Chief Operating Officer Consulting Agreement dated May 5, 1999 between the Registrant and Philip G. Nappo III. (7)
      10.42 Personal Services Agreement dated June 18, 1998 between PUSH Records and Legend Entertainment Corporation. (7)
      10.43 Promissory Note in the amount of $23,960 dated as of August 7, 1998 between Registrant and Thomas Edelman.
                        (7)
      10.44 Promissory Note in the amount of $90,000 dated as of July 1, 1998 between Registrant and Thomas Edelman. (7)
      10.45 Promissory Note in the amount of $23,960 dated as of August 7, 1998 between Registrant and Paul Thomas Cohen.
                        (7)
      10.46 Employment Modification Letter Agreement dated as of September 24, 1998 among Registrant and Messrs, Doyle, Flynn, Loeffler and Small. (7)
      10.47 Consulting Agreement dated April 21, 1999 between the Company and Dana Giacchetto, as amended. (8)
      10.48             Warrant dated April 21, 1999 issued to Dana Giachetto
      10.49 Consulting Agreement dated April 23, 1999 between the Company and Jeffrey Rosen
      10.50             Warrant dated April 23, 1999 issued to Jeffrey Rosen
      10.51 Consulting Agreement dated April 8, 1999 between Thomas Edelman and the Company
      10.52             Warrant dated April 8, 1999 issued to Thomas Edelman
      21.1              Subsidiaries of Registrant (1)
      23.1              Consent of Rothstein Kass and Company
      27.1              Financial Data Schedule.

                        (1) Incorporated by Reference to the Company's Registration Statement on Form SB-2 (Reg. No. 333-13941)which was declared effective by the Securities and Exchange Commission on January 22, 1997.
                        (2)      Filed with the Securities and Exchange
                                 Commission on March 17, 1997.
                        (3)      Filed with the Securities and Exchange
                                 Commission on September 26, 1997.
                        (4) Filed with the Securities and Exchange Commission on November 14, 1997.
                        (5)      Filed with the Securities and Exchange
                                 Commission on February 12, 1998
                        (6)      Filed with the Securities and Exchange
                                 Commission on May 15, 1998
                        (7) Filed with the Securities and Exchange Commission on October 8, 1998
                        (8)      To be filed by Amendment

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of New York, state of New York on September 27, 1999.

                                        PARADISE MUSIC & ENTERTAINMENT, INC.


                                        By /s/ Jesse Dylan
                                           -------------------------------------
                                           Jesse Dylan
                                           Chairman of the Board and Chief
                                           Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates below.

Signature               Title                                 Date
---------               -----                                 ----


/s/ JESSE DYLAN         Chairman of the Board and             September 27, 1999
---------------------   Chief Executive Officer
Jesse Dylan             (Principal Executive Officer)
                        and Director


/S/ RICHARD FLYNN       Chief Financial Officer, Treasurer,   September 27, 1999
---------------------   Secretary (Principal Financial and
Richard Flynn           Accounting Officer) and Director


/S/ JOHN LOEFFLER       Chairman Emeritus                     September 27, 1999
---------------------   and Director
John Loeffler


/S/ JON SMALL           Executive Vice President              September 27, 1999
---------------------   and Director
Jon Small


/S/ BRIAN DOYLE         Director                              September 27, 1999
---------------------
Brian Doyle


/S/ THOMAS J. EDELMAN   Director                              September 27, 1999
---------------------
Thomas J. Edelman


/s/ JEFFREY ROSEN       Director                              September 27, 1999
---------------------
Jeffrey Rosen

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

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-8-F17

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Paradise Music & Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Paradise Music & Entertainment, Inc. and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradise Music & Entertainment, Inc. and Subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

Roseland, New Jersey
August 10, 1999, except for Note 14 as to
 which the date is September 24, 1999          Rothstein, Kass & Company, P.C.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1999

                                     ASSETS

CURRENT ASSETS:
  Cash                                                         $    930,642
  Accounts receivable                                               810,922
  Prepaid expenses and other current assets                       2,496,106
                                                               ------------

    Total current assets                                                       $  4,237,670

PROPERTY AND EQUIPMENT, net                                                       1,125,316

OTHER ASSETS:
  Security deposits and other                                       307,787
  Deferred acquisition costs                                         95,000
                                                               ------------

                                                                                    402,787
                                                                               ------------

                                                                               $  5,765,773
                                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued payroll and related expenses                         $    491,001
  Accounts payable and accrued expenses                           1,230,716
                                                               ------------

    Total current liabilities                                                  $  1,721,717

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued
  Common stock, $.01 par value,
   authorized 75,000,000 shares,
   issued and outstanding 5,345,717 shares                           53,457
  Capital in excess of par value                                 11,811,489
  Note receivable, stockholder                                      (70,878)
  Subscription receivable                                          (100,000)
  Accumulated deficit                                            (7,650,012)
                                                               ------------

    Total stockholders' equity                                                    4,044,056
                                                                               ------------

                                                                               $  5,765,773
                                                                               ============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended
                                                            June 30,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------

REVENUES                                          $  9,661,036    $ 13,593,426
                                                  ------------    ------------

OPERATING EXPENSES
  Cost of sales                                      6,305,511       9,761,508
  Marketing, selling, general and administrative     7,101,023       6,828,087
                                                  ------------    ------------
    Total operating expenses                        13,406,534      16,589,595
                                                  ------------    ------------

LOSS FROM OPERATIONS                                (3,745,498)     (2,996,169)

INTEREST INCOME                                         37,569         139,040
                                                  ------------    ------------

LOSS BEFORE INCOME TAXES                            (3,707,929)     (2,857,129)

INCOME TAXES                                             6,000          12,000
                                                  ------------    ------------

NET LOSS                                          $ (3,713,929)   $ (2,869,129)
                                                  ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE           $      (0.98)   $      (1.29)
                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED
 LOSS PER COMMON SHARE                               3,802,805       2,230,042
                                                  ============    ============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           Common Stock           Capital in                                         Note
                                   ---------------------------     Excess of      Accumulated    Subscription     receivable,
                                      Shares         Amount        Par Value        Deficit       receivable      stockholder
                                   ------------   ------------   ------------    ------------    ------------    ------------
BALANCES, July 1, 1997                2,228,333   $     22,283   $  5,752,317    $ (1,066,954)   $         --    $   (129,600)

COMMON STOCK, issued to
 outside directors and
 executive officer                       16,810            168         39,832

WARRANTS GRANTED FOR                                                   71,017
 SERVICES

INITIAL PUBLIC OFFERING                                                (1,667)
 EXPENSES

NET LOSS                                                                           (2,869,129)
                                   ------------   ------------   ------------    ------------    ------------    ------------

BALANCES, June 30, 1998               2,245,143         22,451      5,861,499      (3,936,083)                       (129,600)

SALES OF COMMON STOCK                 2,276,249         22,763      2,352,600                        (100,000)

COMMON STOCK, issued to
 outside directors, consultants,
 vendors and employees                  824,325          8,243      1,527,892

WARRANTS GRANTED FOR
 SERVICES                                                           2,069,498

PAYMENTS OF NOTE
 RECEIVABLE                                                                                                            58,722

NET LOSS                                                                           (3,713,929)
                                   ------------   ------------   ------------    ------------    ------------    ------------

BALANCES, June 30, 1999               5,345,717   $     53,457   $ 11,811,489    $ (7,650,012)   $   (100,000)   $    (70,878)
                                   ============   ============   ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Years Ended June 30,
                                                          --------------------------
                                                              1999           1998
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(3,713,929)   $(2,869,129)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                             199,727        753,015
    Loss on disposal of branch operation                       89,646
    Provision for returns                                                    588,500
    Common stock issued and warrants granted to outside
     directors, consultants, vendors and employees            867,119        111,017
    Increase (decrease) in cash attributable
     to changes in assets and liabilities:
      Restricted cash                                         464,603       (464,603)
      Accounts receivable                                      (4,335)    (1,342,846)
      Prepaid expenses and other current assets              (141,528)      (200,860)
      Security deposits and other                            (187,707)
      Other assets                                             26,826
      Deferred revenues                                      (266,636)      (234,437)
      Accrued payroll and related expenses                    338,402       (221,991)
      Accounts payable and accrued expenses                   (42,267)     1,383,675
                                                          -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                      (2,370,079)    (2,497,659)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property and equipment                        (152,224)    (1,243,932)
  Restricted cash                                             350,000       (350,000)
  Deferred acquisition costs                                  (95,000)
  Note receivable, officer                                     58,722       (129,000)
                                                          -----------    -----------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                         161,498     (1,722,932)
                                                          -----------    -----------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES, proceeds from sales
 of common stock, net of expenses                           2,275,363         (1,667)
                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH                                66,782     (4,222,258)

CASH, beginning of year                                       863,860      5,086,118
                                                          -----------    -----------

CASH, end of year                                         $   930,642    $   863,860
                                                          ===========    ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                        Years Ended June 30,
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
 cash paid during the year for income taxes         $         --   $      7,092
                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

 Conversion of liabilities into common stock        $    481,750   $         --
                                                    ============   ============

 Warrants granted for services                      $  2,256,764   $         --
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

             PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS:

         Paradise Music & Entertainment, Inc. ("Paradise") was formed in July 1996. In October 1996, Paradise entered into an exchange agreement (the "Agreement") whereby Paradise exchanged 873,000 shares of common stock in exchange for the outstanding stock of its three original subsidiaries in a transaction accounted for as a pooling of interests. Paradise consists of the following operating subsidiaries: All Access Entertainment Management Group, Inc. ("All Access"), a musical artist management company incorporated in New York, Picture Vision, Inc. ("Picture Vision") a video production company incorporated in Tennessee, John Loeffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave") a creator of music scores and advertising themes for television and radio, incorporated in New York, Push Records, Inc. ("Push") a record label which was incorporated in Delaware and Straw Dogs Acquisition Corporation (Straw Dogs) (see Note
         14) incorporated in April 1999 in Delaware.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation - The consolidated financial statements include the accounts of Paradise and its wholly-owned subsidiaries, All Access, Picture Vision, Rave, Push and Straw Dogs (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Revenue Recognition - Commercial music production revenues and the related production costs are recognized upon acceptance of the music production by the client. Royalty and residual income which relates to musical compositions used in television series are recognized when earned and the amount can be reasonably estimated. All other royalty and residual income is recognized when received as it cannot be reasonably estimated. For projects which are short in duration, (primarily less than one month) video production revenues and related production costs are recorded upon completion of the video. For projects that have a longer term, video production revenues and related production costs are recorded using the percentage-of-completion method which recognizes income as work on the project progresses. In accordance with industry custom, the Company currently operates its music artist management business based on oral agreements with certain artists and customers. Pursuant to these arrangements the Company receives up to 20% of the gross revenues received in connection with artist entertainment related earnings less certain standard industry costs. Record label revenues are recognized in accordance with the provisions of the various distribution agreements. Certain record costs are capitalized as recoverable from future revenues and amortized over the expected life of the records, to the extent there is reasonable assurance that these costs will be recoverable from future sales. The Company is accounting for these costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 50 "Financial Reporting in the Record and Music Industry."

         Cash - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed as follows:

                                                Estimated
                       Asset                   Useful Lives     Principal Method
                       -----                   ------------     ----------------

         Furniture, fixtures and equipment        5-7 Years       Straight-line
         Leasehold improvements               Term of Lease       Straight-line

         Deferred acquisition costs - Costs incurred with the potential acquisition of a business are capitalized and included with the cost of the acquisition, upon closing. Costs incurred on acquisitions not consummated are expensed when it is determined that the transaction will not be consummated.

         Income Taxes - The Company complies with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

         Loss Per Common Share - The Company complies with statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for the years ended June 30, 1999 and 1998. Unexercised stock options to purchase 1,062,500 and 144,000 shares of the Company's common stock at June 30, 1999 and 1998 respectively were not included in the computations of diluted earnings per common share because their effect would have been antidilutive as a result of the Company's losses.

         Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 "Disclosures about fair value of financial instruments," approximate the carrying amounts presented in the consolidated balance sheet.

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

             PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         At June 30, 1999, prepaid expenses and other current assets consists of the following:

            Prepaid consulting costs                             $2,136,684
            Prepaid advances                                        312,793
            Other current assets                                     46,629
                                                                 ----------

                                                                 $2,496,106
                                                                 ==========

NOTE 4 - PROPERTY AND EQUIPMENT:

         At June 30, 1999, property and equipment consists of the following:

            Furniture, fixtures and equipment                    $  662,555
            Leasehold improvements                                  886,750
                                                                 ----------
                                                                  1,549,305
            Less accumulated depreciation and amortization          423,989
                                                                 ----------

                                                                 $1,125,316
                                                                 ==========

NOTE 5 - NOTE RECEIVABLE, STOCKHOLDER:

         The Company has a promissory note receivable with a stockholder/officer which provided for borrowings of approximately $129,000, bearing interest at 8.5% per annum. The promissory note is collateralized by 200,000 shares of the officers' common stock of the Company and provides for mandatory repayments as defined in the note.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         At June 30, 1999, accounts payable and accrued expenses consists of the following:

            Accounts payable                                     $  866,029
            Accrued rent                                            214,840
            Other                                                   149,847
                                                                 ----------

                                                                 $1,230,716
                                                                 ==========

             PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES:

         The provision for income taxes consists of state and city taxes.

         At June 30, 1999, the Company recorded deferred federal, state and city income tax assets aggregating approximately $3,266,000 arising from net operating loss carryforwards. A valuation allowance in the same amount has been recorded, since management has no assurance that the tax benefit will be realized.

         At June 30, 1999, the Company has federal and New York State and City net operating loss carryforwards of approximately $7,547,000 and $7,614,000 respectively, which expire beginning in 2012.

         The following reconciles income tax benefit computed at the federal statutory rate to the actual provision for income taxes.

                                                                Years Ended
                                                                  June 30,
                                                             -----------------

                                                              1999       1998
                                                             ------     ------

            Tax benefit computed
             at federal statutory rate                       (34.00)%   (34.00)%
            Valuation allowance                               34.00      34.00
                                                             ------     ------

                                                                 --%        --%
                                                             ======     ======

NOTE 8 - COMMITMENTS:

         The Company has leases for office facilities which expire in various years through July 2007. Rent expense for the years ended June 30, 1999 and 1998 was approximately $247,000 and $322,000, respectively.

         The aggregate future minimum annual rental payments are as follows:

            Year ending June 30,
                      2000                                           $ 297,000
                      2001                                             272,000
                      2002                                             270,000
                      2003                                             307,000
                      2004                                             310,000
            Thereafter                                                 956,000
                                                                   -----------
                                                                   $ 2,412,000
                                                                   ===========

             PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS (CONTINUED):

         In June 1999, the Company entered into an oral agreement for consulting services relating to restructuring, recapitalization and operations. The agreement requires monthly payments of $33,333 per month through December 1999.

         In April 1999, the Company entered into a consulting agreement with a consultant. The consultant will assist the Company through June 30, 2000 in a range of areas including identifying acquisition targets, structuring transactions, employment issues and financings to support the Company's growth and operations. As compensation for these services, the consultant received 200,000 shares of restricted common stock (which were subsequently registered with the Securities and Exchange Commission in July) and three-year warrants to purchase 800,000 shares of common stock at the following prices: 100,000 at $5.00 per share, 150,000 at $6.00 per share, 150,000 at $7.00 per share, 150,000 at $8.00 per share, 125,000 at $9.00 per share and 125,000 at $10.00 per share (see Note 10). The Company valued the warrants and stock issued at approximately $2,389,000. At June 30, 1999, approximately $1,939,000 remains unamortized.

         During the year ended June 30, 1999, four executives of the Company were being compensated based upon an employment modification agreement entered into in September 1998. This agreement modified existing employment agreements for the four executives and provided for base compensation and certain bonuses as provided in the agreement. For the years ended June 30, 1999 and 1998, approximately $1,391,000 and $1,480,000 has been expensed under these employment agreements.

         During the year, the Company entered into consulting agreements with various consultants for professional and financial services. The consultants will be compensated for their services through the issuance of an aggregate of 495,000 warrants to purchase the Company's common stock. The warrants typically vest after one year and have exercise prices ranging from $4.00 to $10.00 per share. The warrants were valued at approximately $240,000. As of June 30, 1999, approximately $35,000 was expensed under these agreements.

         The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company's common stock valued on the last day of the applicable quarter. During 1999 and 1998, the Company charged to operations $45,000 and $23,500, respectively, pursuant to this agreement.

         In April 1999, the Company entered into agreements for financial consulting services related to proposed acquisitions and other special projects with its outside Board members. The agreements expire in June 2001 and require the Company to issue an aggregate of 300,000 warrants to purchase the Company's common stock at exercise prices ranging from $5.00 to $5.25 per share. The warrants vest after one year and expire in two years. The warrants were valued at approximately $123,000 and as of June 30, 1999 approximately $10,000 was expensed under these agreements.

NOTE 9 - ECONOMIC DEPENDENCY:

         Approximately $5,340,000 and $7,705,000 of television and film production revenues for the years ended June 30, 1999 and 1998, respectively, were derived from four and three customers respectively. Approximately $2,806,000 of recorded music and artist management revenues for the year ended June 30, 1998 was derived from three customers. At June 30, 1999 and 1998, approximately $122,000 and $96,000, respectively was owed in the aggregate to the Company related to these revenues.

             PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCKHOLDERS' EQUITY:

          In December 1998, investors represented by Cassandra Group, Inc., a registered investment advisor ("Cassandra"), purchased 2,000,000 shares of common stock at a price of $1 per share or $2,000,000 in the aggregate. The Company also raised $200,000 in December 1998 through the sale of 200,000 shares to unaffiliated investors, at $1 per share.

          In February 1999, the Company sold 10,000 shares of common stock to a partner of the Company's outside legal counsel for $3 per share. In addition, in February 1999, the Company issued to two of its executive officers options to purchase an aggregate of 600,000 shares of the Company's common stock under the Company's option plan, at an exercise price of $5 per share expiring in three years.

          In April 1999, the Company issued 200,000 shares of restricted common stock to a consultant pursuant to an agreement whereby the consultant will provide various services to the Company through June 30, 2000 (see Note 8).

          In connection with an employment agreement, the Company issued options to purchase 100,000 shares of common stock which vested immediately exercisable at $3.00 per share and in July 1999 issued options to purchase 250,000 shares of common stock which vested immediately exercisable at $4.50 per share to an employee. The Company recorded an expense of $100,000 related to this transaction.

NOTE 11 - STOCK OPTIONS:

          On October 8, 1996, the Board of Directors adopted and the stockholders approved the Option Plan. The Option Plan provides for the granting of incentive stock options ("ISOs") within the meaning of
          Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-qualified stock options ("NQSOs") and/or Stock Appreciation Rights (SARs) to certain directors, agents and employees of, and consultants to the Company. The purpose of the Option Plan is to attract and retain exemplary employees, agents, consultants and directors. Options and SARs granted under the Option Plan may not be exercisable for terms in excess of 10 years from the date of grant. In addition, no options or SARs may be granted under the Option Plan later than 10 years after the Option Plan's effective date. The total number of shares of Common Stock with respect to which options and SARs will be granted under the Option Plan is 1,500,000. The shares subject to and available under the Option Plan may consist, in whole or in part, of authorized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option or SAR that terminates, expires or lapses for any reason, and any shares purchased pursuant to an option and subsequently repurchased by the Company pursuant to the terms of the option, shall again be available for grant under the Option Plan. At June 30, 1999 and 1998, options under the Option Plan to purchase 1,027,500 and 109,000 shares of common stock are outstanding, none of which have been exercised.

          In addition, the Board of Directors approved the adoption of the Outside Directors Stock Option Program (the "Program"). The Program provides for the granting of an aggregate of 100,000 stock options to eligible directors of the Company (as defined in the Program). Each eligible director shall receive 5,000 stock options per annum, subject to adjustment, for their services on the Board on each July 1, that they are serving as an eligible director. The options are exercisable at the fair market value of the common stock on the last date preceding the date of grant. The Program further provides that the maximum term of the stock options may not exceed 5 years and the stock options may be exercised at any time for a period of 5 years after the date of grant. At June 30, 1999 and 1998, options to purchase 35,000 shares of common stock were outstanding, none of which have been exercised.

             PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS (CONTINUED):

          The activity in the Option Plan and the Program are as follows:

                                                                     Price
                                                                   Per Share
                                                 Number of       ------------
                                                  Options            Range
                                               ------------      ------------
            Balance outstanding,
             July 1, 1997                            35,000      $       6.00

            Granted                                 117,500       3.31 - 6.00

            Cancelled                                 8,500              4.03
                                               ------------      ------------

            Balance outstanding,
             June 30, 1998                          144,000       3.31 - 6.00

            Granted                               1,000,000       2.06 - 5.25

            Cancelled                                81,500       2.06 - 6.00
                                               ------------      ------------

            Balance outstanding,
             June 30, 1999                        1,062,500      $2.06 - 6.00
                                               ============      ============

            Exercisable
             June 30, 1999                          792,500      $2.06 - 6.00
                                               ============      ============

          The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Option Plan and Program. Had compensation for the Company's stock options been determined based on the fair value at the grant dates, consistent with the provisions of SFAS No. 123, the Company's consolidated net loss and loss per common share would have been adjusted to the pro forma amounts indicated below:

                                                          Years Ended June 30,
                                                      --------------------------
                                                          1999          1998
                                                      ------------  ------------

            Net loss:
             As reported                              $(3,713,929)  $(2,869,129)
             Pro forma                                 (4,205,673)   (2,975,323)

            Basic and diluted loss per comon share:
             As reported                              $     (0.98)  $     (1.29)
             Pro forma                                      (1.11)        (1.33)

             PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS (CONTINUED):

          The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for grants for the years ended June 30, 1999 and 1998: risk-free interest rate 5.0% and 6.0%, respectively, no dividend yield, expected life of 5 years and expected volatility of 115.2% and 44.0% percent, respectively.

NOTE 12- RETIREMENT PLANS

          Profit Sharing Plan

          Effective July 1, 1997, the Company formed a Profit Sharing Plan (the "Plan") covering substantially all employees who meet certain eligibility requirements. The Company can contribute, on a discretionary basis, up to 3% of the employees base salary to the Plan. For the years ended June 30, 1999 and 1998, profit sharing expense was $13,000 and $38,000.

          401(k) Plan

          Effective July 1, 1997, the Company formed a 401(k) plan covering substantially all employees. Employees can contribute up to 15% of their annual base salary, not to exceed $10,000 in 1999 and 1998. The Plan does not provide for a Company match.

NOTE 13- INFORMATION CONCERNING BUSINESS SEGMENTS

          The Company adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information ", effective July 1, 1998. SFAS 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

          Segment information listed below reflects the two principal business units of the Company during the year ended June 30, 1999 and 1998. Each segment is managed according to the products or services provided to the respective customers and segment information is reported on the basis of reporting to the Company's Chief Operating Decision Maker
          (CODM).

          Year ended June 30, 1999:

                                   Recorded      Television &
                                Music & Artist       Film
                                  Management      Production     Corporate    Consolidated
                                --------------   ------------   -----------   ------------
Revenues                         $ 1,158,701      $ 8,502,335   $        --    $ 9,661,036
Interest income                          108           24,186        13,275         37,569
Depreciation and amortization         22,859           41,908       134,960        199,727
Pre tax income (loss)             (1,298,166)         446,399    (2,856,162)    (3,707,929)
Additions to long lived assets         5,794           41,653       104,777        152,224
Total assets                         573,752        1,592,603     3,599,418      5,765,773

             PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INFORMATION CONCERNING BUSINESS SEGMENTS (CONTINUED):

          Year ended June 30, 1998:

                                   Recorded      Television &
                                Music & Artist       Film
                                  Management      Production     Corporate    Consolidated
                                --------------   ------------   -----------   ------------
Revenues                         $  3,099,084    $ 10,494,342   $        --   $ 13,593,426
Interest income                         1,915          21,669       115,456        139,040
Depreciation and amortization         657,815          41,113        54,087        753,015
Pre tax income (loss)              (1,948,719)        348,230    (1,256,640)    (2,857,129)
Additions to long lived assets         75,334         139,882     1,028,716      1,243,932
Total assets                          671,895       1,682,889     1,767,051      4,121,835

NOTE 14 - SUBSEQUENT EVENTS:

          In July 1999, investors represented by Cassandra, purchased 970,880 shares of common stock at a price of $4.25 per share or $4,126,240 in the aggregate. The Company subsequently registered these shares in addition to 266,500 shares previously unregistered of common stock with the Securities and Exchange Commission.

          Effective as of July, 1999 the Company employed an individual to function as Chairman and Chief Executive Officer of the Company at a rate of $750,000 per year. Upon the consumation of the Straw Dogs acquisition such employment will be represented by an employment agreement which provides for this salary rate plus 750,000 shares of common stock under the option plan at $5.00 per share. These options vest ratably over a three year period.

          The board of directors has approved, subject to stockholder approval, the increase of shares of common stock available for issuance under the option plan to 5,000,000 shares.

             PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED):

          In September 1999, the Company entered into an agreement to acquire the assets of Consolidated Entertainment, LLC d/b/a Straw Dogs and 100% of the common stock of Spur & Buckle, Inc., Los Angeles based television and commercial production companies, for an aggregate of 1,441,000 shares of restricted common stock. The purchase is subject to stockholder approval and other closing conditions.