Form 10QSB
period 1999-09-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 1999-11-12
CIK 1024464

PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                               SEPTEMBER 30, 1999

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission file number 1-12635


                      PARADISE MUSIC & ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          Delaware                                             13-3906452
 ------------------------------                            -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 53 West 23rd Street, New York, New York                          10010
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

                                   Yes |X| No |_|

At November 1, 1999, the Issuer had 6,355,331 shares of Common Stock, $.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes |_| No |X|

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART I FINANCIAL INFORMATION                                               PAGE
                                                                           ----
Item 1. Financial Statements

           Consolidated Balance Sheets as of
            September 30, 1999 (Unaudited) and June 30, 1999                   3

           Consolidated Statements of Operations for the
            Three Months Ended September 30, 1999
            and 1998 (Unaudited)                                               4

           Consolidated Statements of Stockholders' Equity
            for the Three Months Ended September 30, 1999 (Unaudited)          5

           Consolidated Statements of Cash Flows for the
            Three Months Ended September 30, 1999 and 1998 (Unaudited)       6-7

           Notes to Consolidated Financial Statements (Unaudited)           8-11

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           12-14

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      15

        Signatures                                                            16

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                   September 30,     June 30,
                                                       1999            1999
                                                   -------------    -----------
                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                               $ 3,676,327    $   930,642
  Accounts receivable                                  1,667,588        810,922
  Prepaid expenses and other current assets            2,244,216      2,496,106
  Deferred financing costs                                75,459
                                                     -----------    -----------
    Total current assets                               7,663,590      4,237,670

PROPERTY AND EQUIPMENT, net                            1,125,341      1,125,316
                                                     -----------    -----------

OTHER ASSETS
  Security deposits and other                            474,037        307,787
  Deferred acquisition costs                             363,626         95,000
  Note receivable                                        100,000
                                                     -----------    -----------
                                                         937,663        402,787
                                                     -----------    -----------

                                                     $ 9,726,594    $ 5,765,773
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Deferred revenues                                  $    62,500    $        --
  Accrued payroll and related expenses                   664,752        491,001
  Accounts payable and accrued expenses                1,189,984      1,230,716
                                                     -----------    -----------

    Total current liabilities                          1,917,236      1,721,717
                                                     -----------    -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
  authorized 5,000,000 shares, none issued
  Common stock, $.01 par value,
  authorized 75,000,000 shares,
  issued and outstanding 6,355,331and
  5,345,717 shares, respectively                          63,553         53,457
  Capital in excess of par value                      15,663,077     11,811,489
  Note receivable, stockholder                           (70,878)       (70,878)
  Subscription receivable                                              (100,000)
  Accumulated deficit                                 (7,846,394)    (7,650,012)
                                                     -----------    -----------

    Total stockholders' equity                         7,809,358      4,044,056
                                                     -----------    -----------

                                                     $ 9,726,594    $ 5,765,773
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------

REVENUES                                             $ 3,638,636    $ 1,844,466
                                                     -----------    -----------

OPERATING EXPENSES
  Cost of sales                                        2,335,729        655,003
  Marketing, selling, general and administrative       1,509,504      1,980,166
                                                     -----------    -----------
    Total operating expenses                           3,845,233      2,635,169
                                                     -----------    -----------

LOSS FROM OPERATIONS                                    (206,597)      (790,703)

INTEREST INCOME                                           10,215         16,583
                                                     ===========    ===========

NET LOSS                                             $  (196,382)   $  (774,120)
                                                     ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE              $     (0.03)   $     (0.34)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED
 LOSS PER COMMON SHARE                                 5,981,591      2,292,598
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Three months ended September 30, 1999
                                   (Unaudited)


                                 Common Stock             Capital in                                     Note
                           ---------------------------    Excess of     Accumulated    Subscription   receivable,
                               Shares       Amount        Par Value       Deficit       receivable    stockholder
                           -------------- ------------  -------------- -------------- -----------------------------
BALANCES, June 30, 1999        5,345,717   $ 53,457      $ 11,811,489   $ (7,650,012)  $ (100,000)    $ (70,878)

COMMON STOCK, issued to
 outside directors and            38,734        387           183,863
 vendor

SALES OF COMMON STOCK            970,880      9,709         3,667,725

PAYMENT OF SUBSCRIPTION                                                                   100,000
 RECEIVABLE


NET LOSS                                                                   (196,382)
                               ---------  ---------      ------------   ------------   ----------     ---------
BALANCES, September 30, 1999   6,355,331   $ 63,553      $ 15,663,077   $ (7,846,394)  $       --     $ (70,878)
                               =========  =========      ============   ============   ==========     =========


          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended
                                                                   September 30,
                                                            --------------------------
                                                                1999           1998
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (196,382)   $  (774,120)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                34,000         52,503
    Expenses recorded in connection with warrants granted                        4,968
    Provision for returns                                                       67,500
    Common stock issued to outside directors and vendor          18,000        114,610
    Restricted cash                                                            (20,568)
    Increase (decrease) in cash attributable
     to changes in assets and liabilities:
      Accounts receivable                                      (856,666)       118,402
      Prepaid expenses and other current assets                (196,916)      (226,418)
      Deferred revenues                                          62,500        476,722
      Accrued payroll and related expenses                      173,751         28,859
      Accounts payable and accrued expenses                    (190,732)       (70,524)
                                                            -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                        (1,152,445)      (228,066)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                           (34,025)       (14,828)
  Payment for note receivable                                  (100,000)
  Payments for deferred acquisition costs                      (118,626)
                                                            -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                          (252,651)       (14,828)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from on subscription receivable                      100,000
  Proceeds from sale of common stock                          4,126,240        187,905
  Payments for deferred financing costs                         (75,459)
  Proceeds from notes payable                                                   47,920
                                                            -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     4,150,781        235,825
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH                               2,745,685         (7,069)

CASH, beginning of period                                       930,642        863,860
                                                            -----------    -----------

CASH, end of period                                         $ 3,676,327    $   856,791
                                                            ===========    ===========

          See accompanying notes to consolidated financial statements.

                         PARADISE MUSIC & ENTERTAINMENT, INC.
                                   AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION,
  cash paid during the period for income taxes       $        --    $     5,430
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Stock issued in exchange for services              $    18,000    $   114,610
                                                     ===========    ===========

  Warrants expensed                                  $        --    $     4,968
                                                     ===========    ===========

  Stock issued to vendor for deposit on equipment    $   166,250    $        --
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

      The consolidated financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report for the year ended June 30, 1999 on Form 10-KSB.

      The consolidated results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - BUSINESS AND ORGANIZATION:

      Paradise Music & Entertainment, Inc. ("Paradise") was formed in July 1996. In October 1996, Paradise entered into an exchange agreement (the "Agreement") whereby Paradise exchanged 873,000 shares of common stock in exchange for the outstanding stock of its three original subsidiaries in a transaction accounted for as a pooling of interests. Paradise consists of the following operating subsidiaries: All Access Entertainment Management Group, Inc. ("All Access"), a musical artist management company incorporated in New York, Picture Vision, Inc. ("Picture Vision") a video production company incorporated in Tennessee, John Loeffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave") a creator of music scores and advertising themes for television and radio, incorporated in New York, Push Records, Inc. ("Push") a record label which was incorporated in Delaware and Straw Dogs Acquisition Corporation ("Straw Dogs") incorporated in April 1999 in Delaware.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation - The consolidated financial statements include the accounts of Paradise and its wholly-owned subsidiaries, All Access, Picture Vision, Rave, Push and Straw Dogs (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      Revenue Recognition - Commercial music production revenues and the related production costs are recognized upon acceptance of the music production by the client. Royalty and residual income, which relates to musical compositions used in television series, are recognized when earned and the amount can be reasonably estimated. All other royalty and residual income is recognized when received, as it cannot be reasonably estimated. For projects, which are short in duration, (primarily less than one month), video production revenues and related production costs are recorded upon completion of the video. For projects that have a longer term, video production revenues and related production costs are recorded using the percentage-of-completion method which recognizes income as work on the project progresses. In accordance with industry custom, the Company currently operates its music artist management business based on oral agreements with certain artists and customers. Pursuant to these arrangements the Company receives up to 20% of the gross revenues received in connection with artist entertainment related earnings less certain standard industry costs. Record label revenues are recognized in accordance with the provisions of the various distribution agreements. Certain record costs are capitalized as recoverable from future revenues and amortized over the expected life of the records, to the extent there is reasonable assurance that these costs will

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      be recoverable from future sales. The Company is accounting for these costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 50 "Financial Reporting in the Record and Music Industry."

      Deferred acquisition costs - Costs incurred with the potential acquisition of a business are capitalized and included with the cost of the acquisition, upon closing. Costs incurred on acquisitions not consummated are expensed when it is determined that the transaction will not be consummated.

      Deferred financing costs - The Company has deferred certain professional and other fees incurred in connection with proposed financing. If financing is successful all costs will be charged against paid-in-capital, otherwise all costs will be expensed.

      Loss Per Common Share - The Company complies with statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for the three months ended September 30, 1999 and 1998.

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

NOTE 4 - COMMITMENTS:

      The Company has employment agreements with four of its executives, which provide for various compensation and bonus arrangements. For the three months ended September 30, 1999 and 1998 approximately $412,500 and $403,000, respectively, has been expensed under the bonus plans and employment agreements. These costs are included in marketing, selling, general and administrative expenses.

      In April 1999, the Company entered into a consulting agreement with a consultant. The consultant will assist the Company through June 30, 2000 in a range of areas including identifying acquisition targets, structuring transactions, employment issues and financings to support the Company's growth and operations. As compensation for these services, the consultant received 200,000 shares of restricted common stock (which were subsequently registered with the Securities and Exchange Commission in
      July) and three-year warrants to purchase 800,000 shares of common stock at the following prices: 100,000 at $5.00 per share, 150,000 at $6.00 per share, 150,000 at $7.00 per share, 150,000 at $8.00 per share, 125,000 at
      $9.00 per share and 125,000 at $10.00 per share. The Company valued the warrants and stock issued at approximately $2,389,000 based upon services to be provided. At September 30, 1999, approximately $1,527,000 remains unamortized.

      During the Fiscal Year 1999, the Company entered into consulting agreements with various consultants for professional and financial services. The consultants will be compensated for their services through the issuance of an aggregate of 495,000 warrants to purchase the Company's common stock. The warrants typically vest after one year and have exercise prices ranging from $4.00 to $10.00 per share. The warrants were valued at approximately $240,000 based upon services to be provided. As of September 30, 1999, approximately $41,000 was expensed under these agreements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In April 1999, the Company entered into agreements for financial consulting services related to proposed acquisitions and other special projects with its outside Board members. The agreements, which are subject to shareholder approval, expire in June 2001 and require the Company to issue an aggregate of 300,000 warrants to purchase the Company's common stock at exercise prices ranging from $5.00 to $5.25 per share. The warrants vest after one year and expire in two years. The warrants were valued at approximately $123,000 and as of September 30, 1999 approximately $14,000 was expensed under these agreements.

NOTE 5 - ECONOMIC DEPENDENCY:

      Approximately $1,844,000 and $475,000 of television and film production revenues for the three months ended September 30, 1999 and 1998, respectively, were derived from two and four customers respectively. Approximately $625,000 and $489,000 of recorded music and artist management revenues for the three months ended September 30, 1999 and 1998, respectively, were derived from one and two customers, respectively. At September 30, 1999, approximately $859,000 was owed in the aggregate to the Company from these customers.

NOTE 6 - INFORMATION CONCERNING BUSINESS SEGMENTS

      The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information", effective July 1, 1998. SFAS 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

      Segment information listed below reflects the two principal business units of the Company for the three months ended September 30, 1999 and 1998. Each segment is managed according to the products or services provided to the respective customers and segment information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM).


      For the three months ended September 30, 1999:

                        Recorded     Television &
                     Music & Artist      Film
                        Management     Production    Corporate     Consolidated
                      ------------   -----------  ------------ -------------

Revenues                  $ 725,310     $2,913,326    $      --     $ 3,638,636

Net income (loss)            79,156        505,952     (781,490)       (196,382)

      For the three months ended September 30, 1998:

                        Recorded     Television &
                     Music & Artist      Film
                        Management     Production    Corporate     Consolidated
                      ------------   -----------  ------------ -------------

Revenues                  $ 629,927     $1,214,539    $      --     $ 1,844,466

Net income (loss)          (418,261)        72,647     (428,506)       (774,120)

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - RECENT AND SUBSEQUENT EVENTS:

      In July 1999, investors represented by Cassandra, purchased 970,880 shares of common stock at a price of $4.25 per share or $4,126,240 in the aggregate. The Company subsequently registered these shares in addition to 266,500 shares previously unregistered of common stock with the Securities and Exchange Commission.

      Effective July 1, 1999 the Company entered into an interim agreement with Jessie Dylan to function as Chairman and Chief Executive Officer of the Company at an annual salary of $750,000. The interim agreement also provided for a one-time signing bonus of $125,000. Upon shareholder approval of the Consolidated Entertainment, LLC/Spur & Buckle, Inc. acquisition and a five year employment agreement with Mr. Dylan which will be effective as of July 1, 1999, Mr. Dylan will receive 750,000 ten-year non-qualified options to purchase 750,000 shares of the Company's common stock at $5.00 per share and will serve under the emploment agreement. These options vest ratably over three-year period following the closing of the acquisition. All payments made to Mr. Dylan under the interim agreement, other than the signing bonus, will be applied to the obligations under the Employment Agreement.

      The board of directors has approved, subject to stockholder approval, the increase of shares of common stock available for issuance under the option plan to 3,000,000 shares.

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

      In October 1999, the Company entered into an agreement with Eruptor Entertainment ("Eruptor"), a branded internet portal that features a blend of original content and e-commerce. The agreement provides for the Company to purchase one million shares of series A convertible preferred stock in Eruptor by converting Eruptor's $100,000 note receivable and payment of an additional $900,000. The preferred stock is convertible on a one to one basis into shares of Eruptor's common stock. Eruptor's management plans original episodic shows which will be interactive and range from two-dimensional to three-dimensional animation to live action. Additionally, under the agreement Paradise has the opportunity to produce Eruptor projects in traditional media forms and Eruptor will exploit certain Paradise projects in digital media form via its internet site.

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

During fiscal 2000, the Company expects to expand significantly through acquisitions and joint venture arrangements in the music and entertainment industry. Our acquisition program is designed to identify, qualify and integrate similar businesses of appropriate scale, which compliment our existing businesses.It is anticipated that acquisitions may be financed through the issuance of the Company's stock as well as with funds provided from financing sources, if available. The Company has executed several letters of intent with respect to prospective acquisitions.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

                Three Months Ended September 30, 1999 Compared to
                      Three Months Ended September 30, 1998

Television and film production revenues increased to $2,913,326 for the three months ended September 30, 1999 from $1,214,539 for the three months ended September 30, 1998 an increase of $1,698,787 or 139.9%. Revenue from the pending acquisition of Straw Dogs is not included. The increase in revenues is primarily due to an increase in the number of television music specials produced during the three months ended September 30, 1999, in addition to an increase in royalty and residual revenues from original music scores made for television programs such as Pokemon.

Television and film production cost of sales increased to $1,930,551 for three months ended September 30, 1999 from $540,622 for three months ended September 30, 1998, an increase of $1,389,929 or 257.1%. Gross profit increased to $982,775 from $673,917, an increase of $308,858 or 45.8%. Gross Profit as a percentage of television and film production revenues decreased to 33.7% for the three months ended September 30, 1999 from 55.5% for the three months ended September 30, 1998. The decrease in margin percentage was primarily attributable to the changing mix of revenues. In 1998 a greater percentage of revenues derived from royalty and residual income from television programs and these revenues have no cost of sales. As revenues from other sources in this business segment have increased, the proportional impact of royalty and residual income has decreased.

Recorded music and artist management revenues increased to $725,310 for the three months ended September 30, 1999 from $629,927 for the three months ended September 30, 1998 an increase of $95,383 or 15.1%. The increase in revenues is primarily due to the increased sales generated from the release of the Blessid Union CD in July 1999 combined with sales of the Paul Hardcastle and JazzMasters III releases through the company's joint venture with the adult contemporary jazz label, Trippin' `N Rhythm Records. These increases in revenue are partially offset by the reduction of concerts performed by artists under management. The recorded music operation has been restructured to decrease operating overhead by having fewer releases of new records and by forming joint ventures with other companies willing to absorb the costs associated with the production, marketing and promotion of records.

Recorded music and artist management cost of sales increased to $405,178 for three months ended September 30, 1999 from $112,688 for three months ended September 30, 1998, an increase of $292,490 or 259.6 %. The increase is due to greater overall album sales when compared to the three months ended September 30, 1998. Gross profit as a percentage of recorded music and artist management revenues decreased to 44.1% for the three months ended September 30, 1999 from
82.1 % for the three months ended September 30, 1998. The decrease was attributable to lower overall artist management revenues which have no costs of sales associated with them and a new distribution agreement the Company executed with V2 Records which decreased the Company's costs to produce and market the recordings and provides for a portion of the profits from such recordings to be shared with V2.

The Company's marketing, selling, general and administrative expenses decreased to $1,509,504 for three months ended September 30, 1999 from $1,980,166 for the three months ended September 30, 1998, a decrease of $470,662 or 23.8%. The decrease is primarily attributable to the changes in the recorded music business segment. The company's strategy has been to form joint venture agreements to lower the cash investments required prior to the generation of revenues from product sales. This is typified by the strategic alliance with V2 Records whereby Push Records finds talent and produces masters and V2 markets and promotes the talent and remains responsible for distribution of the recordings. Prior to the V2 arrangement, Push Records needed substantial cash resources for the development of its business and experienced substantial operating losses in prior periods.

Interest income decreased to $10,215 for the three months ended September 30, 1999 from $16,583 for the three months ended September 30, 1998, a decrease of $6,368 or 38.4%. The decrease resulted from the use of proceeds from the Company's initial public offering during fiscal 1998, which were invested, in interest bearing accounts.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

The company's net loss decreased to $196,382 for the three months ended September 30, 1999 from $774,120 for the three months ended September 30, 1998, a decrease of $577,738 or 74.6%. The decrease in loss was primarily due to the increase in gross profit and the decrease in marketing, selling, general and administrative expenses, which reflects the efforts to recapitalize and restructure the Company's core businesses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended September 30, 1999 was $1,152,445. This was principally due to the operating loss for the year and the increase in accounts receivables.

Net cash used in investing activities for the three months ended September 30, 1999 was $252,651. This was principally due to the payments for deferred acquisition costs in addition to amounts used to acquire property and equipment.

Net cash provided by financing activities for the three months ended September 30, 1999 was $4,150,781 which is represented substantially by the net proceeds from the sales of the Company's common stock, net of expenses.

The Company has working capital of $5,746,354 and stockholders' equity of $7,809,358 at September 30, 1999. The Company raised an additional $4.1 million in July 1999. The Company believes that its cash, operating cash flows and its access to capital markets, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses, future acquisitions and development of new projects for the next twelve month period.

In September 1999, the Company entered into an agreement to acquire the assets of Consolidated Entertainment, LLC d/b/a Straw Dogs and 100% of the common stock of Spur & Buckle, Inc., Los Angeles based television and commercial production companies, for an aggregate of 1,441,000 shares of restricted common stock. The purchase is subject to stockholder approval and other closing conditions.

Year 2000 Compliance:

The Company has conducted a review of its computer systems and believes that the majority of its systems are properly adapted to avoid a Year 2000 problem. The Company believes that all its computer systems will be Year 2000 compliant by the end of the third quarter of 1999. The expense incurred by the Company to achieve compliance has not been material. The Company is currently working with outside vendors to obtain assurances that they are Year 2000 compliant. However, there can be no assurance that all of the Company's vendors, will achieve compliance on a timely basis. In the event of any such noncompliance by vendors, a material adverse effect to the Company's operations and financial results could occur. The Company has not developed any contingency plan to address the possibility of vendor-related Year 2000 problems

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            In July 1999, investors represented by Cassandra, purchased 970,880 shares of common stock at a price of $4.25 per share or $4,126,240 in the aggregate. The Company subsequently registered these shares in addition to 266,500 shares previously unregistered of common stock with the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.53 Interim Agreement between Paradise Music & Entertainment, Inc. and Jesse Dylan.

            10.54 Employment Agreement between Paradise Music & Entertainment, Inc. and Jesse Dylan (incorporated by reference to Appendix C to the Company's proxy statement filed on November 10,
                    1999).

            10.55 Asset Purchase Agreement dated September 23, 1999 by and among Paradise Music & Entertainment, Inc., Straw Dogs Acquisition Corp., Consolidated Entertainment, LLC, Jesse Dylan and Craig Rodgers (incorporated by reference to Appendix A to the Company's proxy statement filed on November 10, 1999).

            10.56 Stock Purchase Agreement dated September 23, 1999 by and among Paradise Music & Entertainment, Inc., Straw Dogs Acquisition Corp. and Jesse Dylan (incorporated by reference to Appendix B to the Company's proxy statement filed on November 10, 1999).

            10.57 Purchase Agreement between Eruptor Entertainment, Inc., Cassandra/Chase Entertainment Partners, LLC, and Paradise Music & Entertainment, Inc.

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                         PARADISE MUSIC & ENTERTAINMENT, INC.


                                         /S/ Richard Flynn
                                         ---------------------------------------
                                          Richard Flynn, CHIEF FINANCIAL OFFICER

November 12, 1999