Form 10KSB
period 1999-12-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2000-03-31
CIK 1024464

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 F O R M 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

                                          OR
                  |X| TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 1999 to December 31, 1999.
                         Commission file number 1-12635

                             ----------------------

                      PARADISE MUSIC & ENTERTAINMENT, INC.
           (Name of Small Business Issuer as specified in its charter)

           Delaware                                     13-3906452
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

       53 West 23rd Street, New York, New York                    10010
       (Address of principal executive offices)           (Zip Code)

         Issuer's telephone number, including area code: (212) 590-2100

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                           Name of Each Exchange on Which Registered
-------------------                           -----------------------------------------
Common Stock, par value $0.01 per share                  Boston Stock Exchange
                                                         Nasdaq Small Cap Market

Redeemable Common Stock Purchase Warrants                Boston Stock Exchange
                                                         Nasdaq Small Cap Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None

                             ----------------------

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes |X|    No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuers revenues for the transition period from July 1, 1999 through December 31, 1999 were $8,082,253

      The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer on March 24, 2000 was approximately $12,671,305. On such date, the last sale price of issuer's common stock was $2.53. Solely for the purposes of this calculation, shares beneficially owned by directors, officers and beneficial owners of in excess of 10% of the registrant's common stock have been excluded, except shares with respect to which such persons disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such persons are, in fact, affiliates of registrant.

      As of March 24, 2000 there were 7,867,566 shares of common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one)

      Yes |_|    No |X|

                                     PART I

      The statements contained in this Annual Report that are not historical facts are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our need to raise additional capital, our history of losses, the high-risk nature of the music and entertainment business and our dependence on some large customers, as well as economic conditions.

ITEM 1. DESCRIPTION OF BUSINESS

General

      We are a music, film, and digital entertainment company focused on supplying traditional and web-centric entertainment businesses with state-of-the art, film, video, digital and music-related products, services and content. Our products, content and services are offered through three operating groups, namely:

      o     Paradise Film (including Straw Dogs and Picture Vision)
      o Paradise Music (including Push Records, Paradise Records, Rave and All Access)
      o     Paradise Digital Entertainment

      Our Company is led by industry veterans, Jesse Dylan and M. Jay Walkingshaw. Each of our operating companies is managed by well-known professionals in their areas of operations.

      Here are the highlights of each of our business groups:

Paradise Film Group

      Straw Dogs employs a roster of well-known directors who produce television commercials. The directors each have expertise in one or more commercial categories. Straw Dogs has created and produced television commercials for numerous national advertisers including Nike, Coca-Cola, Pepsi, Reebok, Budweiser, Hallmark, 7-Up, General Motors, AT&T, Sprint, Chevrolet, McDonald's, Disney, American Express and Mountain Dew. Many of the directors working for Straw Dogs perform their services as independent contractors.

      Picture Vision produces music videos and music television specials for numerous well-known musical artists. These artists include Whitney Houston, Madonna, Anita Baker, Ray Charles, Van Morrison, Rod Stewart, Reba McEntire, Billy Joel, Garth Brooks and Sting. Picture Vision also produces and directs music television specials and long-form musical video programs, featuring artists including Billy Joel, Faith Hill, Janet Jackson, Anita Baker, Hall & Oates and Van Morrison. A recent special, "Garth Brooks ...In the Life of Chris Gaines" was aired on NBC. Picture Vision has received numerous awards for its productions.

      Both Straw Dogs and Picture Vision are paid on a contract fee basis with profitability based upon accurate budgeting and efficient operations. Paradise Film has assisted both our Paradise Music and Paradise Digital Entertainment groups in providing services required for those operations. It is projected that the operations of Paradise Digital Entertainment Group will expand rapidly based on part on the support of Paradise Film Group.

Paradise Music Group

      This group operates in several niche areas of the music business. It produces and delivers:

      o original musical content, for television programs and motion pictures (Rave)
      o     records (on several music labels)

      o     music for advertising (Rave)
      o     musical artist management (All Access)

      Paradise Music has produced records for sale to the public. We have partnered with V2 records in marketing and distributing a record for Blessid Union of Souls. We will seek to produce additional records with V2 in the future. We also have a distribution agreement with V2/BMG for the distribution of records. We also have licensing, marketing and distribution and joint venture agreements with independent record labels in a selected number of musical genres including:

      o Trippin' N Rhythm/Hardcastle Records - Smooth Jazz, Urban/Adult Contemporary and Smooth Jazz/NAC
      o     Jazzica - Smooth Jazz/NAC
      o     Mesa/Bluemoon Records-Worldbeat, Jazz, Pop/Rock, and Contemporary
            Jazz
      o     Kinetic Records - dance/trance DJ compilations.

      Rave produces music for commercials as well as original musical content for programs and movies. Rave's composers created the theme music, as well as the underscore, for Pokemon, the number one rated kids television series, the 2BA Master television series soundtrack album on Koch Records which was certified to be a gold album with sales of over 500,000 units, the score for the Warner Bros. feature film, Mewtwo Strikes Back and the score for the direct-to-video animated feature, Pikachu's Winter Vacation. Rave has also produced original compositions of advertising themes for clients such as Bounty Fabric Softener, Pringles and Jif Peanut Butter.

      All Access provides comprehensive career management services for established, as well as up and coming, music industry talent. Its current clients include Darryl Hall & John Oates and Mosh Entertainment, LLC.

      Paradise Music receives revenues from contract services, percentage shares and/or royalties from original musical scores and records and percentage fees for artist management. Paradise Music has also provided services and business opportunities for Paradise Film and Digital Entertainment Group.

Paradise Digital Entertainment

      Paradise Digital Productions was established in January 2000 to apply our expertise in various aspects of traditional music and entertainment production towards the creation, production and delivery of Internet-related content for the digital and web-based entertainment markets. Paradise Digital Productions has production and strategic relationships with Eruptor Entertainment, Inc., an entertainment and leisure Internet destination site targeted at "Generation Y" males and WireBreak.com, a digital entertainment destination site utilizing a unique, highly-stylized synchronization of streaming, "made-for-the-web" video and interactive animation. We are in the process of producing and filming episodes two through six of the Jonni Nitro animated series, starring Olivia D'Abo, for Eruptor.com. Also, having developed and produced an original pilot of a "digital show" for WireBreak.com, we have recently been engaged to produce up to 100 new episodes of the show. Additionally, in March we produced and webcast the Yahoo Film Festival. We have entered into an alliance with Computer Associates International Inc., a leading provider of Internet software solutions, to combine their expertise in back-end software support with our content designed for the digital entertainment market.

Cross Selling and Servicing

      Our Company is able to offer a broader range of services than most other small independent companies in our industry by the availability of cross-services within the Paradise Film, Paradise Music and Paradise Digital Entertainment groups. These services have been structured to foster more efficient business operations, lower costs and greater convenience to customers. We have also been developing new business opportunities through the interaction of our existing groups. This development lead to the launch of the Paradise Digital Entertainment group which made substantial use of the resources provided by Paradise Film and Paradise Music groups.

Plans for Expansion

      We have adopted a strategic plan to significantly expand our Company. Our growth strategy focuses on three initiatives:

      o Fostering internal growth. We intend to internally grow our groups and their operating units by expansion of their existing operations through the addition of key talent including directors, recording artists, composers and other individuals and the addition of other products and services. In connection with this growth, we are also seeking attractive joint venture and partnership opportunities to combine our strengths with those of others.

      o Acquisition of complementary businesses. The industries in which we are active are fragmented and populated by many smaller organizations which can benefit from the infrastructure and breadth of our operations. Consequently we believe that we can structure attractive acquisition opportunities. We are currently engaged in identifying such opportunities and are in discussions with a number of companies to execute this strategy. Our most recent acquisition was Mesa/Bluemoon Records.

      o Leveraging our core competencies. We plan to leverage the experience, talent and accomplishments of existing groups into related business areas such as digital media and other distribution avenues. Our traditional competencies in the film and music industries provide the foundation for our introduction into the digital entertainment industry. We have used our existing talents to build our Digital Entertainment group and to enter into agreements to provide video production services for content displayed over the Internet and broadband as well as packaging of music content and information for distribution over the Internet and broadband.

Recent Developments Since July 1, 1999

      There have been a number of developments in our business since July 1, 1999. These developments include:

      o     Acquisitions and Investments
      o     Financing Transactions
      o     Management Developments
      o     Changes in Consultants

Acquisitions and Investments

      o Acquisition of Straw Dogs. The Straw Dogs acquisition was completed on December 16, 1999. In the acquisition we purchased, for 900,000 shares of common stock, substantially all of the business and assets of the Straw Dogs business of Consolidated Entertainment, LLC and assumed substantially all its liabilities. Consolidated was owned and operated by Jesse Dylan and Craig Rodgers. As part of the Straw Dogs acquisition, we also purchased, for 541,000 shares of common stock, all of the stock of a related entity owned by Jesse Dylan. The shares issued were not registered under the Securities Act of 1933, as amended. However, Messrs. Dylan and Rodgers have been granted standard "piggyback" registration rights with respect to these shares.

      o Investment in Eruptor.com. In October 1999, we purchased from Eruptor Entertainment, a branded internet portal that features a blend of original content and e-commerce, one million shares of series A convertible preferred stock for $1,000,000. Eruptor's management plans to produce original episodic shows, which will be interactive and range from two-dimensional to three-dimensional animation to live action. As part of the investment we were given the opportunity to produce Eruptor projects in traditional media forms and Eruptor was given the right to exploit certain Paradise projects in digital media form via its internet site.

      o Joint Venture Arrangements. The Company has also been active in establishing numerous joint venture relationships in its three operating groups in order to further develop its business.

            These ventures have been described in the previous sections in which we have discussed the business of Paradise Music and Paradise Digital Entertainment.

Financing Transactions

      In July 1999, investors represented by The Cassandra Group, Inc. purchased an aggregate 970,880 shares of our common stock at a price of $4.25 per share or $4,126,240 in the aggregate in a private transaction. We filed a Form S-3 registration statement covering the resale of these 970,880 shares, which was declared effective by the SEC on July 29, 1999.

      In March 2000, the company completed a $3 million private senior convertible subordinated financing with private equity funds BayStar Capital L.P. and BayStar International Ltd. The notes are convertible at $2.375 per share. In addition, we issued five-year warrants to purchase an additional 631,579 shares at an initial price of $2.6125 per share.

Management Developments

      o Employment of M. Jay Walkingshaw. Effective on October 1, 1999 M. Jay Walkingshaw was appointed as our president and chief operating officer. He entered into an agreement through June 30, 2003, which provides for a base salary of $450,000 per year plus 600,000 options at $5.00 per share vesting one-third each on July 1, 2000, July 1, 2001 and July 1, 2002, respectively. In addition, he was paid a signing bonus of $12,500 in October 1999.

      o Termination of Jay Moloney. Effective on July 31, 1999 the employment agreement of Jay Moloney was terminated. He retained 100,000 options exercisable at $3.00 per share and 125,000 options exercisable at $4.50 per share with both exercisable through July 31, 2000. The options are now held by his estate.

      o Hiring of Consultants. From time to time the Company issues warrants or options to purchase our shares to attract key individuals to enter into consulting or joint venture agreements. During the period from July 1, 1999 through December 31, 1999, 340,000 warrants were issued at prices ranging from $5.00 per share to $5.81 per share. These warrants have exercise periods ranging from 3 years to 6 years.

      In January, 2000 we entered into a consulting agreement with Robert A. Buziak under which he is providing business advice, in addition to his services as a director, for the period January 26, 2000 through January 25, 2001. Mr. Buziak received 25,000 two year warrants to purchase shares of common stock at $5.00 per share as compensation for his consulting services. The warrants vested and were exercisable as of the date of grant.

Changes in Consultants and Board

      In December 1999, the Company wrote off charges associated with a consulting agreement with Dana Giachetto. Mr. Giachetto was retained in April 1999 to assist in identifying acquisition candidates, employee recruitment, structuring transactions and financing to support the company's growth. As compensation for these services, he received 200,000 shares of stock and three-year warrants expiring in April 2002 to purchase 800,000 shares of common stock at the following prices: 100,000 at $5.00 per share, 150,000 at $6.00 per share, 150,000 at $7.00 per share, 150,000 at $8.00 per share, 125,000 at $9.00 per share and 125,000 at $10.00 per share. The Company valued the warrants and stock issued at approximately $2,389,000. As of December 1999, the Company did not anticipate any further transactions occurring under this agreement. The write-off resulted in a one time charge of $330,000 for the remainder of prepaid consulting expenses.

      On January 11, 2000, Brian Doyle, John Loeffler and Jon Small resigned as members of the Board to devote their full time efforts to our operating companies. The Board elected Robert A. Buziak as a Director on the same date. The current Board consists of Chairman Jesse Dylan, Richard J. Flynn, Thomas J. Edelman, Jeffrey Rosen and Robert A. Buziak.

Competition

      Each of our business groups faces intense competition both for business and for talent, executives and operating personnel. Paradise Film competes to secure deals to produce television commercials as part of major national advertising campaigns for products and services with household name recognition. It also competes with others in all aspects of the offering of services for music videos, music television specials and television programs. Many of our competitors are substantially larger and better financed. Those competitors include, among others, MJZ, Propaganda, and Radke Films. We also compete with the other companies for the services of top commercial directors needed to deliver commercials of the highest quality.

      In our Music Group we currently compete with numerous other businesses and individuals who produce original music scores and advertising themes for television, radio and film, produce music videos and specials for television and provide management for music artists. Currently, the production of original scores and advertising themes for television, radio and film, the production of music videos and video specials for television, and music artist management are carried out by individuals or small privately held niche companies. Generally, each such individual or small company engages in only one of these businesses. Many of these businesses and individuals have greater financial resources, and in many instances longer operating histories, than we do. In our record businesses we face intense competition for discretionary consumer spending from numerous other record companies and other forms of entertainment offered by film companies, video companies and others. We compete directly with other recorded music companies, including the five major recorded music companies, which distribute contemporary music, as well as with other record companies for signing artists and acquiring music catalogs. Many of these competitors have significantly longer operating histories, greater financial resources and larger music catalogs than we do. Our ability to compete is dependent upon identifying such markets, obtaining additional capital, signing and retaining successful artists and introducing music products which are accepted by consumers.

Organization

      We were incorporated in the State of Delaware on July 18, 1996 and our principal executive offices are located at 53 West 23rd Street, New York, New York, 10010 and our telephone number is (212) 590-2100.

Employees/Independent Contractors

      As of December 31, 1999, we had 48 employees, 22 of whom were located at our New York office, 9 of whom were located in Nashville, Tennessee and 17 of whom were located in California. None of our employees is represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.

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

ITEM 2. DESCRIPTION OF PROPERTY

      We lease office space at three locations. Our headquarters and commercial music recording studios are located at 53 West 23rd Street in New York City where we lease approximately 20,000 square feet, pursuant to a lease that expires in July 2007. Our music video production business leases 2,050 square feet of office space at 209 10th Avenue South in Nashville, Tennessee which lease expires in August 2000. Our commercial production company leases approximately 10,000 square feet at 8330 West Third Street, Los Angeles, CA and approximately 2,500 square feet at 40 Wooster Street, New York, NY, on a month to month basis. Our rent expense for the transition fiscal year was approximately $227,000.

ITEM 3. LEGAL PROCEEDINGS

      Except for proceedings in the normal course of business, neither Paradise nor any of our subsidiaries is a party to or involved in any material pending legal proceedings.

ITEM 4. MATTERS SUBMITTED TO STOCKHOLDER VOTE

      A special meeting of stockholders was held on December 16, 1999. At the meeting, the stockholders approved the acquisition of Straw Dogs and related agreements including Employment Agreements with Jesse Dylan and Craig Rodgers, respectively and the Non-Qualified Stock Options covering 750,000 shares for Jesse Dylan and 100,000 shares for Craig Rodgers respectively.

       Votes For    Votes Against    Abstentions        Non-Votes

       3,141,750       51,298            6,420            53,420

      At the meeting, stockholders also approved a proposal to amend our 1996 stock option plan to increase the total number of shares available for options granted under the plan from 1,500,000 to 3,000,000. The voting was as follows:

       Votes For    Votes Against    Abstentions        Non-Votes

       3,118,276       71,068           10,124            53,420

      At the meeting our stockholders also voted to approve a Consulting Agreement with Jeffrey Rosen, one of the Corporation's outside directors, including approval of the granting of three-year warrants to purchase 200,000 shares at a price of $5.25 per share. The voting was as follows:

       Votes For    Votes Against    Abstentions          Non-Votes

       3,180,921       62,912            9,055                 0

      Also at the meeting our stockholders voted to approve a Consulting Agreement with Thomas J. Edelman, one of the Corporation's outside directors, including approval of the granting of three-year warrants to purchase 100,000 shares at a price of $5.00 per share. The voting was as follows:

       Votes For    Votes Against    Abstentions            Non-Votes

       3,174,821       76,130           13,091                 0

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our common stock began trading on the Nasdaq SmallCap Market and the Boston Stock Exchange on January 22, 1997 under the symbol "PDSE" and "PMU," respectively. The high and low bid prices of our common stock (as reported by Nasdaq and the Boston Stock Exchange) for each quarter since our initial public offering were as follows:

                             Nasdaq SmallCap Market

            Period                          High             Low
            ------                          ----             ---

1999        01/01/99 - 03/31/99             $5-3/8           $1-1/4
            03/31/99 - 06/30/99             $7-3/4           $3-7/8
            07/01/99 - 09/30/99             $9-3/4           $3-7/8
            10/01/99 - 12/31/99             $5-1/4           $1-1/2

1998        01/01/98 - 03/31/98             $4               $2-13/16
            04/01/98 - 06/30/98             $3-3/4           $2
            07/01/98 - 09/30/98             $3               $1-1/8
            10/01/98 - 12/31/98             $2               $1/2

1997        01/22/97 - 03/31/97             $7               $5-3/8
            04/01/97 - 06/30/97             $5-7/8           $3-1/2
            07/01/97 - 09/30/97             $5-1/32          $3-5/8
            10/01/97 - 12/31/97             $6-3/8           $3

                              Boston Stock Exchange

            Period                          High             Low
            ------                          ----             ---

1999        01/01/99 -  3/31/99             $5-3/8           $1-1/8
            03/31/99 - 06/30/99             $7-1/8           $3-5/8
            07/01/99 - 09/30/99             $4-1/8           $4-1/8
            10/01/99 - 12/31/99             no activity      no activity

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

      The approximate number of holders of record of our common stock was 43 as of March 24, 2000. We believe that there are in excess of 500 round lot beneficial owners of common stock whose shares are held in street name.

      We have never paid a dividend on our common stock. We anticipate that future earnings, if any, will be retained for use in our business or for other corporate purposes and we do not anticipate paying cash dividends.

Recent Sales of Unregistered Securities

      Except for those sales previously described on our Quarterly Reports on Form 10-QSB for the period ended September 30, 1999, we did not issue any equity securities during the fiscal period from July 1, 1999 through December 31, 1999 which were not registered under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Summary of Events

      Our company has experienced a number of significant changes recently, which we believe will lead to greater growth and opportunity. A number of these developments will immediately affect our financial results and others (such as some acquisitions) will take more time to have a significant impact as their businesses develop and they are integrated into our operations:

      o We raised approximately $9 million in equity and convertible debt financing since January 1999, $4 million of which was accomplished during the six months ended December 31, 1999 and $3 million during March 2000.
      o We strengthened our Board of Directors by reducing the number of insiders and providing for experienced industry outsiders to advise us. Our first appointment was Robert A. Buziak in January 2000. Mr.
            Buziak is an experienced record company executive.
      o     We strengthened our management team with the addition of:
                  o     Jesse Dylan as our Chairman and CEO
                  o     M. Jay Walkingshaw as our President and COO
                  o     Bruce Boucher as our VP Finance
      o We also formed and staffed a business development effort in order to identify opportunities and acquisition candidates in our core businesses and develop our digital business.
      o Experienced executives run each of our divisions and we have refocused their responsibilities to focus solely on the operations of their divisions.
      o We acquired Straw Dogs (December 1999) and related companies, which greatly expands our Television and Film Group. Straw Dogs had approximately $20 million in revenues for the year ended June 30, 1999.
      o We restructured our Music Group to focus on niche record labels rather than the pop market. This has the effect of reducing the amount of capital required as well as the risk. We made progress in developing our presence in the Smooth Jazz and Electronic genre and will shortly be moving into World Music among others. Our first release under this approach was "Jazzmasters III" a Paul Hardcastle Production that has sold in excess of 130,000 units since its release in June 1999.
      o We acquired the Mesa/Blue Moon labels (March 2000), which are respected names in the World Music and Smooth Jazz areas respectively.
      o We formed a joint venture with Kinetic Records to release albums in the emerging Electronic Music Genre. Our first release, Dave Ralph's "Tranceport II" was released in November 1999.
      o We created Paradise Digital Productions (January 2000) in order to leverage our capabilities in the Film and Television areas into the emerging digital production market. We created a number of programs for both Eruptor and Wirebreak and in both cases additional productions will be forthcoming. We recently produced the Yahoo! Online Magazine Film Festival (March 22-23, 2000) in Los Angeles and the subsequent webcast.
      o Our Rave subsidiary continues to supply the creative music for the expanding POKEMON franchise, with several new projects scheduled for the year 2000. During the first quarter of 2000, we also restructured our marketing and operational efforts in the theme music and jingle business.

Results of Operations for the six months ended December 31, 1999

      In aggregate revenues for the six months ending December 31, 1999 increased $2,303,222 or 40% compared to the six-month period ending December 31, 1998. The net loss was $1,296,243 for the six months ending December 31, 1999 compared to $1,344,737 for the six months ending December 31, 1998. A major portion of the loss during the six months ending December 31, 1999, is $701,459 in non-cash expenses associated with warrants, and $105,000 in professional fees associated with changing our fiscal year end. Earnings before interest, taxes depreciation and amortization and run-cash consulting expense for the six months ended December 31, 1999, excluding one-time charges described above, was a loss of $410,200 compared to a loss of $1,352,411 for the six months ended December 31, 1998.

      Paradise Film revenues increased to $4,429,544 for the six months ended December 31, 1999 from $4,103,985 for the six months ended December 31, 1998 an increase of $325,559 or 7.9% (revenue from the acquisition of Straw Dogs is not included). The increase in revenues is primarily due to an increase in the number of television music specials and music videos produced during the six months ended December 31, 1999.

      Paradise Film cost of sales decreased slightly to $3,299,034 for six months ended December 31, 1999 from $3,369,926 for the six months ended December 31, 1998, a decrease of $70,892 or 2.1%. Gross profit as a percentage of television and film production revenues increased to 25.5% for the six months ended December 31, 1999. The increase was primarily attributable to the higher gross profit percentage on the television music specials.

      Paradise Music revenues increased to $3,652,809 for the six months ended December 31, 1999 from $1,675,146 for the six months ended December 31, 1998 an increase of $1,977,663 or 118%. The increase in revenues is primarily due to the increased sales generated from the Paul Hardcastle and JazzMasters III releases through the company's joint venture with the adult contemporary jazz label, Trippin' `N Rhythm Records, and the release of Tranceport II through the company's joint venture with Kinetic Records. In addition there was an increase in royalty and residual revenues from original music scores made for television programs such as Pokemon. These increases in revenue are partially offset by the reduction of concerts performed by artists under management. The recorded music operation has been restructured to decrease operating overhead by having fewer releases of new records and by forming joint ventures with other companies willing to absorb the costs associated with the production, marketing and promotion of records.

      Paradise Music cost of sales increased to $1,830,771 for six months ended December 31, 1999 from $556,663 for six months ended December 31, 1998, an increase of $1,274,108 or 229% The increase is due to greater overall album sales when compared to the six months ended December 30, 1998. Gross profit as a percentage of recorded music and artist management revenues was 50% for the six months ended December 31, 1999 compared to 67% for the six months ended December 31, 1998. The decreased margin is due to the increase in sales of recorded music product compared to higher margin artist management commissions in the prior year.

      Paradise's marketing, selling, general and administrative expenses increased to $3,599,107 for the six months ended December 31, 1999 from $3,220,416 for the six months ended December 31, 1998, an increase of $378,691 or 11.8%. The increase is primarily attributable to fees associated with services provided to Paradise pursuant to outside consulting arrangements with regard to new business ventures and changing fiscal years. These fees were paid predominately through the use of common stock purchase warrants.

      For the six months ending December 31, 1999, Paradise incurred a one-time non-cash charge associated with writing off certain warrants. These warrants were granted to an individual to assist in identifying acquisition candidates, employee recruitment, structuring transactions and financing to support the company's growth. As of

December 1999, the Company did not anticipate any further transactions occurring under this agreement. The write-off resulted in a one time charge of $330,000 for the remainder of prepaid consulting expenses.

      Interest income increased to $71,775 for the six months ended December 31, 1999 from $25,537 for the six months ended December 31, 1998 an increase of $46,238 or 181.1%. The increase resulted from additional investment balances from Paradise's financing transactions during the last six month period ended December 31, 1999.

      The Company's loss before income taxes decreased to $1,276,243 for the six months ended December 31, 1999 from $1,341,737 for the six months ended December 31, 1998, a decrease of $65,495 or 4.9%. The decrease was primarily due to increased profitability from the two operating segments as mentioned above. These increases are partially offset by non-cash write-offs of certain warrants and professional fees associated with changing our fiscal year.

Fiscal Year Ended June 30, 1999 Compared to June 30, 1998

      Recorded music and artist management revenues decreased to $3,167,863 for the fiscal year ended June 30, 1999 from $4,596,257 for the fiscal year ended June 30, 1998 a decrease of $1,428,394 or 31.1%. The decrease in revenues is primarily due to the reduction in sales volume of Daryl Hall and John Oates album "Marigold Sky", in addition to a reduction of touring of artists under management.

      Television and film production revenues decreased to $6,493,173 for the fiscal year ended June 30, 1999 from $8,997,169 for the fiscal year ended June 30, 1998 a decrease of $2,503,996 or 27.8%. The decrease in revenues is primarily due to a reduction in the number of television music specials produced during the fiscal year ended June 30, 1999, partially offset by an increase in royalty and residual revenues from original music scores made for television programs such as Pokemon and Mr. Men.

      Cost of sales decreased to $6,305,511 for the fiscal year ended June 30, 1999 from $9,761,508 for fiscal year ended June 30, 1998, a decrease of $3,455,997 or 35.4%. The decrease is due to fewer record releases and lower overall album sales when compared to the prior year and a new distribution agreement Push Records executed with V2 Records which reduced Push Record's costs to produce and market the recordings and provides for a portion of the profits from such recordings to be shared with V2.

      Paradise's marketing, selling, general and administrative expenses increased to $7,101,023 for fiscal year ended June 30, 1999 form $6,828,087 for the fiscal year ended June 30, 1998, an increase of $272,936 or 4%. The increase in primarily attributable to fees associated with services provided to Paradise pursuant to outside consulting arrangements with regard to liquidity and acquisitions. These fees were paid predominately through the use of common stock purchase warrants. The increase in marketing, sales, general and administrative expenses were partially offset by decreases in other administration costs as a result of staff reductions and other cost containment measures implemented.

      Interest income decreased to $37,569 for the fiscal year ended June 30, 1999 from $139,040 for the fiscal year ended June 30, 1999, a decrease of $101,471 or 72.9% The decrease resulted from the use of proceeds from Paradise's initial public offering during fiscal 1998, which were invested in interest bearing accounts.

      Paradise's loss before income taxes increased to $3,707,929 for the fiscal year ended June 30, 1999 from $2,857,129 for the fiscal year ended June 30, 1998, an increase of $850,800 or 29.8%. The increase was primarily due to the decrease in gross profits realized by the two operating segments as mentioned above, as well as one-time items that impacted fiscal operating results which include, fees associated with the hiring of key management personnel to drive Paradise forward in its new growth phase; certain charges relating to the restructuring of the Push Records subsidiary; and a charge associated with the termination of Push's record distribution agreement with BMG, precipitated by its new joint venture with V2; all of which reflected efforts to recapitalized and restructure Paradise's core businesses.

Liquidity and Capital Resource

      Net cash used in operating activities for the six months ended December 31, 1999 was $2,259,751. This was principally due to the operating loss for the period combined with the increase in accounts receivables.

      Net cash used in investing activities for the six months ended December 31, 1999 was $1,350,259. This was principally due to acquisition costs associated with the purchase of Straw Dogs, and the investment in Eruptor Entertainment, Inc.

      Net cash provided by financing activities for the fiscal year ended December 31, 1999 was $4,310,675, which is represented substantially by the net proceeds from the sales of the Company's common stock, net of expenses

      Paradise has working capital of $1,758,492 and stockholders' equity of $12,425,108 at December 31, 1999. In March 2000, the company completed a $3 million private senior convertible subordinated financing with private equity funds BayStar Capital, L.P. and BayStar International Ltd. The notes are convertible at $2.375 per share. In addition, we issued five-year warrants to purchase an additional 631,579 shares at an initial price of $2.6125 per share. The company believes that its cash, operating cash flows and its access to capital markets, taken together, provide adequate resources to fund ongoing operating requirements and capital expenditures related to the expansion of existing businesses, future acquisitions and development of new projects for the next twelve month period.

Year 2000 Compliance

      The widespread use of computer programs that rely on two-digit dates to perform computation and decision-making functions may cause computer systems, including systems and software used by our company and our websites, to malfunction in the Year 2000, and may lead to significant business delays and disruptions in our business and operations. We have completed our plan to minimize the impact of this Year 2000 problem on our operations. The expense incurred by Paradise to achieve compliance has not been material. To date, we have not experienced any significant Year 2000 problems and, therefore, the risk that any Year 2000 problems will occur in the future has diminished significantly.

      In addition to our internal systems, several systems provided by third parties are required for the operation of our services, any of which may contain software code that still might prove not to be Year 2000 compliant. These systems include server software used to operate our network servers, firewall, security, monitoring and back-up software, as well as desktop PC applications software. In most cases, we employ widely available software applications and other products from leading third-party vendors, and expect that these vendors will provide any required upgrades or modifications in a timely fashion. However, any failure of third-party suppliers to provide Year 2000 compliant versions of the products used by us could result in a temporary disruption of our services or otherwise disrupt our operations. Although to date we have not experienced any material disruptions in our operations, an undiscovered failure to achieve Year 2000 compliance by third-party systems could result in failure or inaccessibility of our services and could adversely affect our business, financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS

      See the index to our financial statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On February 7, 2000, the Company dismissed Rothstein, Kass & Company, P.C. as its principal accountant. The Company appointed Ernst & Young LLP as its principal accountant effective as of February 7, 2000. This change in the principal accountants was approved by the Board of Directors of the Company on February 7, 2000.

      Rothstein, Kass & Company's report on the financial statements for June 30, 1999 and the year then ended and through the date of this report, contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles. Rothstein Kass & Company's report on the financial statements for June 30, 1998 and the year then ended contained no adverse opinion or disclaimer of opinion, but it did contain an explanatory paragraph as to the Company's ability to continue as a going concern.

      The Company is not, nor has ever been involved in any dispute or disagreement about any matter of accounting principles or practices, financial statement disclosure, audit scope or procedures, or any reportable events with Rothstein, Kass & Company, P.C.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Our directors, executive officers and key executives of our operating groups are as follows:

                                                                                                    Principal Occupation or
Name                        Age     Director Since      Position with Company                       Employment, if Different
----                        ---     --------------      ---------------------                       ------------------------
Jesse Dylan                 34      January 1999        Chairman, Chief Executive
                                                        Officer and a director

M. Jay Walkingshaw          51                          President, Chief Operating Officer

Richard Flynn (2)           42      October 1996        Chief Financial Officer, Treasurer,
                                                        Secretary and a director

Jon Small (3)               53                          Chief Executive Officer of Picture
                                                        Vision

John Loeffler (3)           48                          Chief Executive Officer of Rave
                                                        Music, Chairman Emeritus

Brian Doyle (3)             43                          Chief Executive Officer of All
                                                        Access Management

Bruce Boucher               43                          Vice President Finance

Craig Rodgers               41                          Chief Executive Officer of Straw Dogs

Thomas J. Edelman (1)(2)    49      October 1996        Director                                    Chairman, Patina Oil & Gas
                                                                                                    Corporation

Jeffrey Rosen (1)(2)        44      January 1999        Director                                    General Manager,
                                                                                                    Davassee Enterprises

Robert Buziak               57      January 2000        Director                                    President, Buziak &
                                                                                                    Company, LLC

Craig Rodgers               41                          Chief Executive Officer of Straw Dogs

---------------------
(1) Member of Compensation Committee
(2) Member of Audit Committee
(3) Resigned from the Board January 11, 2000

      JESSE DYLAN has served as our Chief Executive Officer since July 1, 1999, Chairman since April 1999 and as a director since January 1999. Prior to this, Mr. Dylan served as president of Consolidated Entertainment LLC, d/b/a Straw Dogs, a film and television production company, which he co-found in February 1998. Mr. Dylan has been engaged in the entertainment business for over five years, as, among other things, a director of music videos and television commercials. From 1994 through 1996, Mr. Dylan worked for H.K.M. Productions, where he directed nationally acclaimed television commercials for numerous national advertisers, including Coca-Cola, Pepsi, Nike, and Chase Manhattan. Mr. Dylan began his directorial career at Propaganda Films where he directed music videos for artists such as Lenny Kravitz, Tom Petty, and Tom Waits, for which he received the Rolling Stone Magazine Award. Mr. Dylan, along with Craig Rodgers, began Straw Dogs in February 1998 which has grown rapidly since its inception, completed its first full fiscal year of operations with revenues reaching approximately $19 million.

      M. JAY WALKINGSHAW has served as our President and Chief Operating Officer since October 1, 1999. From 1990 to 1999, he was president of Walkingshaw & Associates, Inc., an independent consulting firm. Earlier in his career he was a member of the executive group which founded and developed Tri-Star Pictures, Inc., serving as its Executive Vice President and Chief Financial Officer. Originally formed as a partnership among the Coca Cola Company (Columbia Pictures), Time Inc. (Home Box Office) and CBS, Tri-Star subsequently became a public company and, later, merged with Columbia Pictures. Columbia Pictures was later sold to Sony, Inc. Previously, Mr. Walkingshaw was with Home Box Office ("HBO") during its early development and dramatic growth stage. As HBO's Vice President of Program Operations he was responsible for all financial and operational matters dealing with programming, including network scheduling, research, origination, etc. HBO is owned by Time Warner, Inc. Mr. Walkingshaw also served as Vice President and Controller of Teleprompter Corporation, a major cable system operator which was acquired by Westinghouse Broadcasting Corp.

      RICHARD FLYNN has served as our Chief Financial Officer since February 1999, our Treasurer since December 1996, our Secretary since July 1996 and as a director since October 1996. From September 1994 to September 1996, Mr. Flynn was the managing co-owner of All Access Management. From September 1996, Mr. Flynn has also been Vice President and General Manager of All Access Management, and from February 1997 he has been Vice President and General Manager of PUSH Records. From March 1990 until September 1994, Mr. Flynn served as General Counsel to Horizon Entertainment and Management Group Inc. ("Horizon") and its clients. Since 1983 Mr. Flynn has been a practicing attorney in New York State specializing in entertainment, corporate and public sector law.

      JON SMALL served as a director and Executive Vice President from our inception in July 1996 through January 11, 2000. Since September 1996, Mr. Small has been the Chief Executive Officer of Picture Vision, an Emmy-award-winning video and television program production company, which he also founded in 1984. From 1984 to September 1996, Mr. Small had been the President of Picture Vision. Picture Vision has produced a number of music videos for acclaimed artists, several television specials and television commercials. Picture Vision has grown, under Mr. Small's leadership, to become one of the leading independent production companies currently in operation.

      JOHN LOEFFLER has served as our Chairman Emeritus since April 1999 and as a director from our inception in July 1996 through January 2000. Mr. Loeffler served as our Chairman of the Board and President from July 1996 through April 1999 and served as Chief Executive Officer from July 1996 through

December 1998. From 1986 to present, Mr. Loeffler has served as the Chief Executive Officer of Rave Music, a company Mr. Loeffler founded approximately twenty years ago, Mr. Loeffler, a talented musician in his own rights, has built Rave Music into a premier creator of original scores and advertising themes for television, radio and film. Because of Mr. Loeffler's vast experience in his field, Rave Music's extensive client list has grown to include a large number of well-known and leading advertisers in the world.

      BRIAN DOYLE served as a director from our inception in July 1996 through January 2000. Mr. Doyle served as our Chief Executive Officer from December 1998 through April 1999 and as our Executive Vice President from July 1996 through December 1998. In 1994 Mr. Doyle founded All Access Management, and from 1994 to the present he has served as the President of All Access Management. Since 1996, Mr. Doyle has also been the Chief Executive Officer of All Access Management. Since February 1997, Mr. Doyle has also been the Chief Executive Officer of PUSH Records. From 1991 to 1994, Mr. Doyle served as Chief Executive Officer and President of Horizon. With over twenty years of experience in the artist management field, Mr. Doyle has built All Access Management into a thriving artist-friendly company guiding both well-established and up-and-coming artists through their careers.

      CRAIG RODGERS has served as the CEO the Company's Straw Dogs subsidiary since July 1, 1999. In 1998, Mr. Rodgers co-founded, along with Jesse Dylan, Straw Dogs, where he served as its President. Previously, Mr. Rodgers worked for eight years as an executive director at Gartner/Grasso/GLG Productions. During his directorial career, Mr. Rodgers has worked with nearly all of the leading directors in the television commercial production business, as well as the top executives in the advertising industry. Mr. Rodgers is the recipient of numerous industry honors, including the prestigious Directors Guild of America's, Director of the Year award.

      BRUCE BOUCHER has served as the Vice President Finance since October 1999. Mr. Boucher has over twenty years of corporate financial management and financial consulting experience, and possesses an in-depth understanding in the areas of business planning, cash management, financial control systems, mergers and acquisitions, and new business development. From 1990 to 1999, Mr. Boucher was president of JB Associates, an independent consulting firm. Earlier in his career Mr. Boucher was a senior financial manager at Nutri/Systems, Inc. responsible for cash management and the design, implementation, and financing information technology systems. Mr. Boucher is a graduate of The Wharton School of the University of Pennsylvania.

      THOMAS J. EDELMAN has served as a director since October 1996. Mr. Edelman co-founded Snyder Oil Corporation and was its President and director from 1981 through February 1997. Since 1996, Mr. Edelman has served as Chairman and Chief Executive Officer of Patina Oil & Gas Corporation. He is also Chairman of the Board of Directors and Chairman of Range Resources Corporation, and is a director of Petroleum Heat & Power Co., Inc. and Star Gas Corporation. From 1980 to 1981, Mr. Edelman was a Vice President of The First Boston Corporation.

      JEFFREY ROSEN has served as a director since January 1999. Since 1986, he has served as the General Manager of Bob Dylan's various music-publishing companies, managing the New York office and administering the publishing of Mr. Dylan's musical compositions. During this time he has also acted as a consultant to several entertainment companies, including Columbia Records, Sony Music, Time Life Records and Time Life Home Video. Mr. Rosen is also on the board of directors of The Association of Independent Music Publishers, and is a graduate of the State University of New York at Oneonta, with a B.A. in Literature.

      ROBERT BUZIAK, has served as a director since January 2000. Mr. Buziak is a 28 year veteran of the entertainment industry with strong ties to the music sector. Mr. Buziak is a former President of RCA Records and Sony's TriStar Music Group and since 1995 has been President of his own consulting firm. Buziak & Company LLC is at the forefront of the converging fields of music, entertainment, and technology, working with clients like, AT&T, TCI Music, and Liberty Digital, as well as traditional music companies such as Zomba/Jive and Jeff McClusky and Associates. He has also been a board member, advisory board member, and consultant to several New Media, gaming, and Internet companies including ConsumerNet, Paradigm Music Entertainment, Feed the Monster, I-Rock, Click Radio and Music.com. He played an active role in the development and eventual sale of Paradigm Music Entertainment to Liberty Media. Also, he sat on the board of ConsumerNet which was acquired by 247 Media late last year.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our officers and directors and holders of more than 10% of our common stock (collectively "reporting Person") to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish us with copies of all such reports. For the transaction fiscal period ended December 31, 1999 the following reports have not been filed on a timely basis:
Report on Form 5 of Thomas Edelman covering consulting warrants issued, directors shares issued and gifts made during the transition fiscal period and Report on Form 5 covering options and shares issued for year-end June 30, 1999; and the; Report on Form 5 of Jeffrey Rosen covering consulting warrants issued and directors shares issued during the transition fiscal period and Report on Form 5 covering options and shares issued for the year-end June 30, 1999; and the; Report on Form 5 of Jon Small covering options granted during the transition fiscal period; and the; Report on Form 3 of Bruce Boucher for July 1999; and; Report on Form 4 of Richard Flynn, John Loeffler and Brian Doyle for options granted in April 1999.

      Based solely on our review of copies and such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 4 or 5 were required, except as set forth above we believe that, during the transition fiscal period ended December 31, 1999 all of the Reporting Persons complied with their Section 16(a) filing requirements.

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

                                                                                                     Long Term
                                                    Annual Compensation (1)                     Compensation Awards
                                       ----------------------------------------------     ----------------------------------
                                                                                                                 Securities
                                                                                             All Other           Underlying
Name and Principal Position            Year Ended June 30   Salary ($)      Bonus ($)     Compensation (2)         Options
---------------------------            ------------------   ----------      ---------     ----------------         -------
Jesse Dylan                                Stub 1999 *       $375,000          --                --                750,000
Chief Executive Officer (since July            1999             --             --                --                   --
1999)                                          1998             --             --                --                   --
                                               1997             --             --                --                   --

Brian Doyle                                Stub 1999 *       $137,500          --              12,500                 --
Former Chief Executive                         1999           225,000        75,000            25,000              350,000
Officer (until April 1999)                     1998           300,000          --              28,000                 --
                                               1997           150,000       162,500             7,000                 --

John Loeffler                              Stub 1999 *       $162,500          --              12,500                 --
Former Chief Executive                         1999           225,000       100,000            25,000               50,000
Officer (until December 1998)                  1998           310,000          --              34,000                 --
                                               1997           150,000       191,000            34,000                5,000

Richard Flynn                              Stub 1999 *       $137,500          --              12,500                 --
Chief Financial Officer (since                 1999           225,000       100,000            18,000              350,000
December 1998)                                 1998           300,000          --              15,000                 --
                                               1997           150,000       162,500              --                   --

Jon Small                                  Stub 1999 *       $187,500          --              25,000               90,000
Executive Vice President                       1999           345,000       125,000            50,000               50,000
                                               1998           310,000       150,000            60,000                 --
                                               1997           150,000       189,000            36,000                5,000

Craig Rodgers                              Stub 1999 *       $175,000          --                --                100,000
Chief Executive Officer (since April           1999             --             --                --                   --
1999)                                          1998             --             --                --                   --
                                               1997             --             --                --                   --

      o Stub 1999 refers to the six month period July 1, 1999 through December 31, 1999.

(1) We were incorporated in July 1996. Compensation for the period July 1 to December 31, 1999 and for the fiscal years ended June 30, 1999, 1998 and 1997 represents amounts paid by Rave Music, Picture Vision, All Access Management and PUSH Records.

(2) Includes amounts paid by us which we deemed to be for the benefit of such executive, including amounts paid for lodging, transportation, insurance, entertainment and other perquisites.

Option Grants in Transition Fiscal Period July 1, 1999 through December 31, 1999

      The following table sets forth, for each of the Named Executive Officers, information regarding individual grants of options made during the transition fiscal period July 1, 1999 through December 31, 1999.

                                Individual Grants
--------------------------------------------------------------------------------------
          (a)             (b)           (c)              (d)                 (e)

                                    % of Total
                                     Options
                                     Granted to      Exercise or
                                    Employees in     Base Price
         Name           Granted     Fiscal Year        ($/Sh)          Expiration Date
         ----           -------     -----------        ------          ---------------
   Jesse Dylan          750,000         47.2%           $5.00             06/30/09
   M. Jay Walkingshaw   600,000         37.7%           $5.00             06/30/09
   Brian Doyle             --             --              --                 --
   John Loeffler           --             --              --                 --
   Richard Flynn           --             --              --                 --
   Jon Small            140,000          8.8%       $5.00 -- 5.25   06/30/02 -- 06/30/09
   Craig Rodgers        100,000          6.3%           $5.00             06/30/09

Aggregate Option/SAR Exercises; Fiscal 1999 Year End Option/SAR Values

      The following table provides information related to options exercised by the Named Executive Officers during the transition fiscal period ended December 31, 1999 and the number and value of options held by them at December 31, 1999 which were then exercisable. No options were exercised during the fiscal year ended June 30, 1999.

                                                                 Number of Securities                    Value of Unexercised
                                                                Underlying Unexercised                  In the Money Options/
                                                                Options/SARs at FY-End                    SARs at FY-End (1)
                                                                ----------------------                    ------------------
                              Shares
                           Acquired on        Value
Name                       Exercise (#)      Realized      Exercisable        Unexercisable        Exercisable        Unexercisable
----                       ------------      --------      -----------        -------------        -----------        -------------
Jesse Dylan                    --               --                --            750,000                   --                  --
M. Jay Walkingshaw             --               --                --            600,000                   --                  --
Brian Doyle                    --               --           350,000                 --                   --                  --
John Loeffler                  --               --            55,000                 --                   --                  --
Richard Flynn                  --               --           350,000                 --                   --                  --
Jon Small                      --               --            70,000             75,000                   --                  --
Craig Rodgers                  --               --                --            100,000                   --                  --

---------------------------------------------------------
(1)   The last sale price on December 31, 1999 was $2.125

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

      In addition, Outside Directors are entitled to receive compensation in the amount of $18,000 per annum, 100% payable in stock. Such amounts are payable quarterly in arrears. For the transition fiscal period ended December 31, 1999, persons who were Outside Directors during such fiscal year each received
2,118 shares of common stock.

      All directors are reimbursed for certain expenses in connection with attendance at Board of Directors and Committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers or who are associated with us do not receive compensation for service as directors.

Employment Agreements, Termination of Employment and Change in Control Arrangements

      Mr. Dylan is employed as our Chairman and Chief Executive Officer, for a five year term, commencing July 1, 1999 at an annual salary of $750,000. In addition to his duties as the Chairman and Chief Executive Office, Mr. Dylan directs commercial and other television projects. Mr. Dylan's compensation is to be reviewed annually by our Compensation Committee with bonus awards or increases in salary to be considered based on Mr. Dylan's and our overall performance. He has received ten year options to purchase 750,000 shares of common stock. The options vest ratably over a three year period (provided Mr. Dylan is employed by us at that time), and have an exercise price of $5 per share. Upon a change of control of the Company, Mr. Dylan will receive the balance of his salary plus the vesting of all options granted to him.

      M. Jay Walkingshaw is employed as our president and chief operating officer. He entered into an agreement through June 30, 2003 which provides for a base salary of $450,000 per year plus 600,000 options at $5.00 per share vesting one-third each on July 1, 2000, July 1 2001 and July 1 2002.In addition he was paid a signing bonus of $12,500 in October 1999. Upon a change of control of the Company, Mr. Walkingshaw has the right to terminate the agreement and receive the balance of his salary and the vesting of all options granted to him.

      Brian Doyle, Richard Flynn and John Loeffler are each employed under employment agreements dated July 1, 1997 as amended. Under the terms currently in effect, each of the agreements terminates on June 30, 2001, although informal understandings have been reached to extend the terms to June 30, 2002. For the six month period ending December 31, 1999, Mr. Doyle and Mr. Flynn were paid at the rate of $275,000 per annum and Mr. Loeffer was paid at the rate of $325,000 per annum.

In addition, each has been awarded a bonus of $100,000, $75,000 and $100,000 respectively. Future bonuses for John Loeffler will be at least $100,000 if the profits before taxes of Rave exceed $500,000. Mr. Doyle is entitled to a bonus of $100,000 if the profits before taxes of All Access exceed $500,000. All other bonuses are in the discretion of the Board of Directors.

      Jon Small is employed as the President and Chief Executive Officer of Picture Vision under an employment contract for a three year term which began on July 1, 1999. His base salary for the first year is $375,000 (increasing to $387,500 for the second year and $400,000 for the third year). He received a bonus of $125,000 in the first year of the contract, and also entitled to a bonus of $100,000 in each subsequent year of the contract that pretax income of Picture Vision exceeds $500,000.

      Craig Rodgers is employed as Chief Executive Officer of Straw Dogs for a three year term which began on July 1, 1999 at an annual salary of $350,000. Mr. Rodgers' compensation is to be reviewed annually with bonus awards or increases in salary to be considered based on his and Straw Dogs' overall performance. Mr. Rodgers is entitled to receive an annual bonus of $100,000 per year if the pre-tax profits of Straw Dogs at the end of each fiscal year are at least $850,000.

      For the six month period ending December 31, 1999 and the year ending June 30, 1999, approximately $1,437,000 and $1,391,000 have been expensed under the bonus plans and Executive Agreements, New Agreements and Employment Modification Agreements and are included in marketing, selling, general and administrative expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of March 24, 2000 regarding the share ownership of the company by (i) each person who is known to us to be the record or beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each Named Executive Officer; and (iii) all directors and executive officers as a group.

                                                                   Percentage of
                                                 Amount and Nature  Outstanding
                                                   of Beneficial       Shares
    Name and Address of Beneficial Owner (1)       Ownership (2)     Owned (3)
    ----------------------------------------       -------------     ---------

Named Executive Officers and Directors
Jesse Dylan                                         1,125,000 (4)       14.3%
Brian Doyle                                           514,250 (5)(6)     6.3%
Richard Flynn                                         514,250 (5)(6)     6.3%
John Loeffler                                         383,367 (6)(7)(8)  4.8%
Jon Small                                             364,000 (7)(9)     4.6%
M. Jay Walkingshaw                                     20,000 (10)        *
Thomas J. Edelman                                     215,570 (11)       2.7%
Jeffrey Rosen                                         209,458 (12)       2.6%
Craig Rodgers                                         453,250 (13)       5.8%
Robert Buziak                                          25,000 (14)        *
All executive officers and directors as
  a group (10 persons)                              3,824,145 (4)-(14)  42.3%

Beneficial Owners of in Excess of 5% (other
  than directors and named executive officers)
The Cassandra Group, Inc.
561 Broadway                                          538,272 (15)       6.8%
New York, New York 10012

Dana Giacchetto
561 Broadway                                        1,000,000 (10)      11.5%

New York, New York 10012

----------------------
*     Denotes less than 1%

(1) The address of each beneficial owner identified is c/o Paradise Music & Entertainment, Inc., 53 West 23 Street, New York, NY 10010, except for (i) Thomas J. Edelman, which is c/o Patina Oil & Gas Corporation, 380 Madison Avenue, New York, NY 10017, (ii) Jesse Dylan and Craig Rodgers, which is c/o Straw Dogs, 8330 W. 3rd Street, Los Angeles, CA, 90048 (iii) Jeffrey Rosen, which is c/o Davasee Enterprises, 67 Irving Place, 11th Floor, New York, New York 10003, and (iv) Robert Buziak, which is c/o Buziak & Company, P.O. Box 2266 Marbledale, CT 06777.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of March 24, 2000 upon the exercise of options, warrants or convertible securities.

(3) Each beneficial owner's percentage ownership is determined by assuming (i) that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of March 24, 2000 have been exercised and converted, and
      (ii) 7,867,566 shares of common stock were outstanding, before any consideration is given to such options, warrants or convertible securities.

(4) Includes 51% member interest in Consolidated Entertainment, LLC. Does not include non-qualified options to purchase 750,000 shares at an exercise price of $5 per share granted on July 1, 1999 which are not exercisable within 60 days from March 24, 2000.

(5) Includes non-qualified options to purchase 300,000 shares at $5 per share granted on February 19, 1999.

(6) Includes non-qualified options to purchase 50,000 shares of common stock at $5.25 per share granted on April 21, 1999.

(7) Includes non-qualified options to purchase 5,000 shares granted in December 1996 at $6 per share.

(8) Includes 18,600 shares owned by Mr. Loeffler's pension plan and 3,800 shares owned by Mr. Loeffler's wife.

(9) Includes non-qualified options to purchase 65,000 shares at $5.25 per share granted on July 1, 1999.

(10) Does not include non-qualified options to purchase 600,000 shares at $5 per share which are not exercisable within 60 days from March 24, 2000.

(11) Includes (i) non-qualified options granted in December 1996 to purchase 15,000 shares at $6 per share (ii) non-qualified options granted under the Directors Option Program of 5,000 shares each and on January 2, 1997, July 1, 1997, July 1, 1998 and July 1, 1999 at exercise prices of $6, $4, $2.0625 and $5.125, respectively (an aggregate of 20,000 shares); and
      (iii) warrants to purchase 100,000 shares granted on April 8, 1999 at $5 per share.

(12) Includes (i) non-qualified options to purchase 5,000 shares at $5.125 per share granted under the Directors Option Program, and (ii) warrants to purchase 200,000 shares granted on April 23, 1999 at $5.25 per share.

(13) Includes his 49% member interest in Consolidated Entertainment LLC. Does not include non-qualified options to purchase 100,000 shares at $5 per share granted on July 1, 1999, which are not exercisable within 60 days from March 24, 2000.

(14) Includes warrants to purchase 25,000 shares granted on January 26, 2000 at $5 per share.

(15) Cassandra does not directly own any shares of common stock, the shares being owned by Cassandra's various clients. Cassandra is a registered investment adviser which has discretionary power to dispose of the securities held in its clients accounts. Accordingly, by virtue of such discretionary power, pursuant to Rule 13d-3 promulgated under the

      Securities Exchange Act of 1934, as amended, Cassandra may be deemed to be the indirect beneficial owner of the shares held by the various account holders. Based on current transfer agent records the Company believes that the maximum number of shares of clients as to which Cassandra may have discretionary power is 538,272. Cassandra has not updated its 13G filing to confirm this information.

(16) Does not include 100,000 which are held of record by Mr. Giachetto but are not beneficially owned by him. Does not include the shares deemed to be beneficially owned by Cassandra, a company which Mr. Giacchetto owns. Includes warrants to purchase 800,000 shares of common stock.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On December 16, 1999, we acquired substantially all of the business and assets of Straw Dogs for 900,000 shares of common stock, and assumed substantially all the liabilities of Straw Dogs. Straw was owned and operated by Jesse Dylan and Craig Rodgers. Mr. Dylan is our Chairman and Chief Executive Officer and a director and

Craig Rodgers is the president of the Straw Dogs operating subsidiary. We have also purchased, effective on December 16, 1999, all of the stock of Spur & Buckle, an affiliated entity of Jesse Dylan for 541,000 shares of common stock. Both of these were approved by stockholders. Upon consummation of the Straw Dogs and Spur & Buckle transactions Mr. Dylan received (i) 1,000,000 shares of common stock, (ii) a five year employment agreement with (a) an annual salary of $750,000; (b) ten year non-qualified options to purchase 750,000 shares at $5 per share; and (c) an annual compensation review with bonus awards or salary increases to be based on Mr. Dylan's performance and our overall performance. Mr. Rodgers received (i) 441,000 shares of common stock, (ii) a three year employment agreement with (a) an annual salary of $350,000; (b) ten year non-qualified options to purchase 100,000 shares at $5 per share; and (c) an annual compensation review with bonus awards or salary increases to be based on Mr. Rodgers performance and overall performance.

      In April 1999 we entered into a financial consulting agreement with Dana Giacchetto, Cassandra's President. Mr. Giacchetto is a beneficial owner of in excess of 10% of our shares based upon including unexercised warrants. As compensation for his consulting services. Mr. Giacchetto received 200,000 shares of restricted common stock and three-year warrants to purchase 800,000 shares, at the following prices: 100,000 at $5 per share, 150,000 at $6 per share, 150,000 at $7 per share, 150,000 at $8 per share, 125,000 at $9 per share and 125,000 at $10 per share.

      Effective October 1, 1999, we entered into an employment agreement with M. Jay Walkingshaw through June 30, 2003 which provides for an annual salary at the rate of $450,000 per year plus 600,000 options at $5 per share. The options vest in one-third installments on July 1, 2000, July 1, 2001 and July 1, 2002. Mr. Walkingshaw also received a signing bonus of $12,500 in October 1999.

      In April 1999, subject to shareholder approval which was obtained on December 16, 1999, we entered into consulting agreements with our outside directors Jeffery Rosen and Thomas Edelman. Mr. Edelman and Mr. Rosen have each agreed to provide business advice to us, in addition to their services as directors. Mr. Rosen will provide services for the period April 20, 1999 through June 30, 2000, and will receive 200,000 three-year warrants which vest after one year and which are exercisable at $5.25 per share. Mr. Edelman will provide services for the period April 8, 1999 through June 30, 2000 and will receive 100,000 three-year warrants which vest after one year and which are exercisable at $5 per share.

      We have a promissory note receivable with Mr. Loeffler which provided for borrowings up to approximately $129,000, with interest at 8.5% per annum. The promissory note is collateralized by 200,000 shares of the executive's common stock of the company and provides for mandatory prepayments as defined in the agreement. As of December 31, 1999, $70,878 is outstanding under this promissory note.

The Company entered into a ten year lease with 8330 West Third Street, LLC, an affiliate of Mr. Dylan and Mr. Rodgers for 10,147 square feet of space at the rental rate of $2.25 per square foot per month. This rate is subject to escalation in accordance with inflation after 5 years. The rental rate was determined by an independent appraisal of market rate.

As described in the proxy statement dated November 10, 1999, for the special meeting of stockholders held on December 16, 1999, at which the Straw Dogs acquisition was approved, the Asset Purchase agreement between the Company and Straw Dogs was supplemented by a letter agreement dated September 22, 1999. An exhibit to the letter agreement set forth the agreed upon terms covering the leasing of space by the Company from 8330 West Third Street, LLC.

8330 West Third Street, LLC, signed a promissory note payable to the Company, dated December 16, 1999 which will reflect the full indebtedness owed the Company. The note provides for monthly payments by 8330 West Third Street, LLC to the Company pursuant to a ten year self amortizing payment schedule with interest at prime plus 1% floating quarterly with a floor of 6% and capped at 12 1/2%. The payment obligation under the note has been acknowledged by Mr. Dylan and Mr. Rodgers as their personal obligation as provided for in the Asset Purchase Agreement.

ITEM 13.                  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

     Exhibit
     Number                   Description
     ------ --------------------------------------------------------------------

      3.1   Certificate of Incorporation of the Registrant (1)
      3.2   Amended and Restated By-Laws of the Registrant (1)
      4.1   Specimen of Registrant's Common Stock Certificate (1)
      4.2   Specimen of Registrant's Warrant Certificate (1)
      4.3   Form of Representative's Warrant Agreement including form of Warrant
            (1)
      4.4 Form of Warrant Agreement between Registrant and Continental Stock Transfer and Trust Company (1)
      10.7  Form of The Registrant's 1996 Stock Option Plan (corrected version)
            (1)
      10.14 Lease Agreement dated as of October 21, 1996 between the Registrant and Twenty Third Street joint Venture, together with Escrow Letter dated December 11, 1996 (1)
      10.19 Distribution Agreement with BMG Music d/b/a BMG Entertainment and PUSH Records, Inc. (3)
      10.20 Lease Agreement dated July 10, 1997 between the Registrant and Twenty-third Street Joint Venture (3)
      10.23 Form of Service Agreement dated September 22, 1997 between Daryl Hall & John Oates and PUSH Records (3)
      10.24 Employment Agreement dated as of October 1, 1997 between Rave Music and Paul Hoffman (4)
      10.25 Employment Agreement dated as of July 1, 1997 among the Registrant, Rave Music and John Loeffler (4)

      10.26 Employment Agreement dated as of July 1, 1997 among the Registrant, All Access Management and Richard Flynn (4)
      10.27 Employment Agreement dated as of July 1, 1997 among the Registrant, PUSH Records and Brian Doyle (4)
      10.29 Employment Agreement Amended dated as of July 1, 1997 among the Registrant, Rave Music and John Loeffler (5)
      10.30 Employment Agreement Amended dated as of July 1, 1997 among the
            Registrant, All Access Management and Richard Flynn (5)
      10.31 Employment Agreement Amended dated as of July 1, 1997 among the
            Registrant, PUSH Records and Brian Doyle (5)
      10.34 Consulting Agreement dated as of January 15, 1998 between Registrant and Thomas J. Edelman (5)
      10.36 Outside Director Compensation Agreement dated January 15, 1998 between Registrant and Thomas J. Edelman (5)
      10.38 Personal Services Agreement between PUSH Records and Bruce M. Somers and Nancy Free p/k/a/ Kidney Thieves (5)
      10.39 Form of Licensing Agreement dated November 4, 1997 between PUSH Records and Eagle Rock Entertainment, PLC. (5)
      10.40 Promissory Note and Stock Pledge Agreement dated December 31, 1997 between Registrant and John Loeffler (6)
      10.42 Personal Services Agreement dated June 18, 1998 between PUSH Records and Legend Entertainment Corporation. (7)
      10.43 Promissory Note in the amount of $23,960 dated as of August 7, 1998 between Registrant and Thomas Edelman. (7)
      10.44 Promissory Note in the amount of $90,000 dated as of July 1, 1998 between Registrant and Thomas Edelman. (7)
      10.45 Promissory Note in the amount of $23,960 dated as of August 7, 1998 between Registrant and Paul Thomas Cohen. (7)
      10.46 Employment Modification Letter Agreement dated as of September 24, 1998 among Registrant and Messrs, Doyle, Flynn, Loeffler and Small.
            (7)
      10.47 Consulting Agreement dated April 21, 1999 between the Company and Dana Giacchetto (8)
      10.48 Warrant dated April 21, 1999 issued to Dana Giachetto (10)
      10.49 Consulting Agreement dated April 23, 1999 between the Company and Jeffrey Rosen (10)
      10.50 Warrant dated April 23, 1999 issued to Jeffrey Rosen (10)
      10.51 Consulting Agreement dated April 8, 1999 between Thomas Edelman and the Company (10)
      10.52 Warrant dated April 8, 1999 issued to Thomas Edelman (10)
      10.53 Interim Agreement between Paradise Music & Entertainment, Inc., and Jesse Dylan (incorporated by reference to the Company's 10-KSB filed on November 12, 1999).(11)
      10.54 Employment Agreement between Paradise Music & Entertainment, Inc. and Jesse Dylan (11)
      10.55 Asset Purchase Agreement dated September 23, 1999 by and among Paradise Music & Entertainment, Inc., Straw Dogs Acquisition Corp., Consolidated Entertainment, LLC, Jesse Dylan and Craig Rodgers (11)

      10.56 Stock Purchase Agreement dated September 23, 1999 by and among paradise Music & Entertainment, Inc., Straw Dogs Acquisition Corp. and Jesse Dylan (11)
      10.57 Purchase Agreement between Eruptor Entertainment, Inc., Cassandra/Chase Entertainment Partners, LLC, and Paradise Music & Entertainment, Inc.(11)
      10.58 Employment Agreement dated as of October 1, 1999 among M. Jay
            Walkingshaw and Paradise Music & Entertainment, Inc.(12)
      10.59 Employment Agreement dated as of July 1, 1999 among Jon Small,
            Picture Vision, Inc. and Paradise Music & Entertainment, Inc.(12)
      10.60 Consulting Agreement dated as of January 26, 2000 among Robert Buziak and Paradise Music & Entertainment, Inc.(12)
      10.61 Warrant dated January 26, 2000 issued to Robert Buziak
      21.1  Subsidiaries of Registrant (12)
      27.1  Financial Data Schedule. (12)

            (1) Incorporated by Reference to the Company's Registration Statement on Form SB-2 (Reg. No. 333-13941)which was declared effective by the Securities and Exchange Commission on January 22, 1997.
            (2) Filed with the Securities and Exchange Commission on March 17, 1997.
            (3) Filed with the Securities and Exchange Commission on September 26, 1997.
            (4) Filed with the Securities and Exchange Commission on November 14, 1997.
            (5) Filed with the Securities and Exchange Commission on February 12, 199
            (6)   Filed with the Securities and Exchange Commission on May 15,
                  1998
            (7) Filed with the Securities and Exchange Commission on October 8, 1998
            (8) Filed with the Securities and Exchange Commission on February 16, 1999
            (9)   Filed with the Securities and Exchange Commission on May 17,
                  1999
            (10) Filed with the Securities and Exchange Commission on September 28, 1999
            (11) Filed with the Securities and Exchange Commission on November 12, 1999
            (12)  Filed herewith

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of New York, state of New York on March 29, 2000.

                          PARADISE MUSIC & ENTERTAINMENT, INC.


                          By /s/ Jesse Dylan
                             -------------------------------------------------
                             Jesse Dylan
                             Chairman of the Board and Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates below.

Signature                  Title                                      Date
---------                  -----                                      ----


/s/ JESSE  DYLAN           Chairman of the Board and              March 29, 2000
-----------------------    Chief Executive Officer
Jesse Dylan                (Principal Executive Officer)
                           and Director


/S/ RICHARD FLYNN          Chief Financial Officer, Treasurer,    March 29, 2000
-----------------------    Secretary (Principal Financial and
Richard Flynn              Accounting Officer) and Director


/S/ M. JAY WALKINGSHAW     Chief Operations Officer, President    March 29, 2000
-----------------------
M. Jay Walkingshaw


/S/ THOMAS J. EDELMAN      Director                               March 29, 2000
-----------------------
Thomas J. Edelman


/s/ JEFFREY ROSEN          Director                               March 29, 2000
-----------------------
Jeffrey Rosen


/s/ Robert Buziak          Director                               March 29, 2000
-----------------------
Jeffrey Rosen

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

INDEPENDENT AUDITORS' REPORTS                                                F-2

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEET                                                F-4

   CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-5

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                           F-6

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F-7

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-9

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Paradise Music & Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Paradise Music & Entertainment, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradise Music & Entertainment, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the six months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

New York, New York
March 30, 2000

                          Independent Auditors' Report

Board of Directors and Stockholders
Paradise Music & Entertainment, Inc.

We have audited the accompanying consolidated statement of operations, stockholder's equity and cash flows of Paradise Music & Entertainment, Inc. and Subsidiaries for the years ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Paradise Music & Entertainment, Inc. and Subsidiaries for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

                                                Rothstein, Kass & Company, P.C.

Roseland, New Jersey
August 10, 1999

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $  1,631,307
  Accounts receivable                                                 4,784,582
  Prepaid expenses and other current assets                             838,782
                                                                   ------------

   Total current assets                                                              $  7,254,671

PROPERTY AND EQUIPMENT, net                                                             2,055,100

OTHER ASSETS:
  Goodwill                                                            7,068,256
  Investment, at cost                                                 1,000,000
  Security deposits and other                                           543,260
                                                                   ------------

                                                                                        8,611,516
                                                                                     ------------

                                                                                     $ 17,921,287
                                                                                     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued payroll and related expenses                             $    337,494
  Accounts payable and accrued expenses                               5,158,685
                                                                   ------------

   Total current liabilities                                                         $  5,496,179

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued                                  --
  Common stock, $.01 par value,
   authorized 75,000,000 shares,
   issued and outstanding 7,863,330 shares                               78,633
  Capital in excess of par value                                     21,356,812
  Note receivable, stockholder                                          (64,082)
  Accumulated deficit                                                (8,946,255)
                                                                   ------------

Total stockholders' equity                                                             12,425,108
                                                                                     ------------

                                                                                     $ 17,921,287
                                                                                     ============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Six Months Ended                  Years Ended
                                                                                December 31                      June 30,
                                                                       ----------------------------    ----------------------------
                                                                           1999            1998            1999             1998
                                                                       ------------    ------------    ------------    ------------
                                                                                       (Unaudited)
REVENUES                                                               $  8,082,353    $  5,779,131    $  9,661,036    $ 13,593,426
                                                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES
  Cost of sales                                                           5,129,805       3,925,989       6,305,511       9,761,508
  Marketing, selling, general and administrative                          3,599,107       3,220,416       7,101,023       6,828,087
  Non-cash consulting expense in connection with warrants                   701,459              --              --              --
                                                                       ------------    ------------    ------------    ------------

    Total operating expenses                                              9,430,371       7,146,405      13,406,534      16,589,595
                                                                       ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                                     (1,348,018)     (1,367,274)     (3,745,498)     (2,996,169)

INTEREST INCOME                                                              71,775          25,537          37,569         139,040
                                                                       ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                                                 (1,276,243)     (1,341,737)     (3,707,929)     (2,857,129)

INCOME TAXES                                                                 20,000           3,000           6,000          12,000
                                                                       ------------    ------------    ------------    ------------

NET LOSS                                                               $ (1,296,243)   $ (1,344,737)   $ (3,713,929)   $ (2,869,129)
                                                                       ============    ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE                                $      (0.21)   $      (0.57)   $      (0.98)   $      (1.29)
                                                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED
 LOSS PER COMMON SHARE                                                    6,251,482       2,349,899       3,802,805       2,230,042
                                                                       ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Common Stock            Capital in                                              Note
                                    ----------------------------     Excess of        Accumulated     Subscription      receivable,
                                        Shares          Amount       Par Value          Deficit        receivable       stockholder
                                    ------------    ------------    ------------     ------------     ------------     ------------
BALANCES, July 1, 1997                 2,228,333    $     22,283    $  5,752,317     $ (1,066,954)    $         --     $   (129,600)

COMMON STOCK, issued to
 outside directors and
 executive officer                        16,810             168          39,832

WARRANTS GRANTED FOR                                                      71,017
 SERVICES

INITIAL PUBLIC OFFERING                                                   (1,667)
 EXPENSES

NET LOSS                                                                               (2,869,129)
                                    ------------    ------------    ------------     ------------     ------------     ------------

BALANCES, June 30, 1998                2,245,143          22,451       5,861,499       (3,936,083)                         (129,600)

SALES OF COMMON STOCK, net
of expenses                            2,276,249          22,763       2,352,600                          (100,000)

COMMON STOCK, issued to
 outside directors, consultants,
 vendors and employees                   824,325           8,243       1,527,892

WARRANTS GRANTED FOR
 SERVICES                                                              2,069,498

PAYMENTS OF NOTE
 RECEIVABLE                                                                                                                  58,722

NET LOSS                                                                               (3,713,929)
                                    ------------    ------------    ------------     ------------     ------------     ------------

BALANCES, June 30, 1999                5,345,717          53,457      11,811,489       (7,650,012)        (100,000)         (70,878)

SALES OF COMMON STOCK,net
of expenses                            1,072,879          10,729       4,210,675

COMMON STOCK, issued to
 outside directors                         3,734              37          17,983

ISSUANCE OF COMMON STOCK AND
WARRANTS IN CONNECTION
WITH ACQUISITION                       1,441,000          14,410       6,780,450

PAYMENTS OF SUBSCRIPTION
 RECEIVABLE                                                                                                100,000

PAYMENTS OF NOTE
 RECEIVABLE                                                                                                                   6,796

REMEASUREMENTS OF WARRANTS
 GRANTED FOR SERVICES                                                 (1,463,785)

NET LOSS                                                                               (1,296,243)
                                    ------------    ------------    ------------     ------------     ------------     ------------

BALANCES, December 31, 1999            7,863,330    $     78,633    $ 21,356,812     $  8,946,255     $         --     $    (64,082)
                                    ============    ============    ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended December 31,        Years Ended June 30,
                                                                        ---------------------------     ---------------------------
                                                                            1999            1998            1999            1998
                                                                        -----------     -----------     -----------     -----------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                               $(1,296,243)    $(1,344,737)    $(3,713,929)    $(2,869,129)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                            131,348          14,863         199,727         753,015
   Loss on disposal of branch operation                                                                      89,646
   Non-cash consulting expense in connection with warrants                  701,459
   Provision for returns                                                                                                    588,500
   Common stock issued and warrants granted to outside
    directors, consultants, vendors and employees                            18,020         119,578         867,119         111,017
   Changes in operating Assets and Liabilities:
   (Increase) decrease in restricted cash                                                   359,113         464,603        (464,603)
   (Increase) decrease in accounts receivable                            (1,293,196)         17,822          (4,335)     (1,342,846)
   Increase in prepaid expenses and other current assets                   (391,983)       (348,613)       (141,528)       (200,860)
   (Increase) decrease security deposits and other                          263,477                        (187,707)
   Decrease in other assets                                                                  11,155          26,826
   Decrease in deferred revenues                                                           (135,524)       (266,636)       (234,437)
   Increase (decrease) in accrued payroll and related expenses             (153,507)       (135,064)        338,402        (221,991)
   Increase (decrease) in accounts payable and accrued expenses            (239,126)        162,169         (42,267)      1,383,675
                                                                        -----------     -----------     -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                                    (2,259,751)     (1,279,238)     (2,370,079)     (2,497,659)
                                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for property and equipment                                       (136,183)        (26,147)       (152,224)     (1,243,932)
 Restricted cash                                                                            350,000         350,000        (350,000)
 Acquisition costs, net of cash acquired                                   (220,872)                        (95,000)
 Payments for security deposits                                                            (192,804)
 Investment in Eruptor                                                   (1,000,000)
 Note receivable, officer                                                     6,796          57,522          58,722        (129,000)
                                                                        -----------     -----------     -----------     -----------

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                                    (1,350,259)        188,571         161,498      (1,722,932)
                                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock, net of expenses                      4,210,675         187,905       2,275,363          (1,667)
 Proceeds from common stock to be issued                                                    600,000
 Proceeds from subscription receivable                                      100,000
 Proceeds from note payable                                                                  48,020
                                                                        -----------     -----------     -----------     -----------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                                     4,310,675         835,925       2,275,363          (1,667)
                                                                        -----------     -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                                             700,665        (254,742)         66,782      (4,222,258)

CASH, beginning of period                                                   930,642         863,860         863,860       5,086,118
                                                                        -----------     -----------     -----------     -----------

CASH, end of period                                                     $ 1,631,307     $   609,118     $   930,642     $   863,860
                                                                        ===========     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                      Six Months Ended December 31,        Years Ended June 30,
                                                                      ----------------------------      --------------------------
                                                                         1999              1998            1999             1998
                                                                      -----------      -----------      ----------      ----------
                                                                                                (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
 cash paid during the year for income taxes                           $        --      $     5,430      $       --      $    7,092
                                                                      ===========      ===========      ==========      ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

 Conversion of liabilities into common stock                          $        --      $        --      $  481,750      $       --
                                                                      ===========      ===========      ==========      ==========

 Warrants granted for services                                        $   213,000      $        --      $2,256,764      $       --
                                                                      ===========      ===========      ==========      ==========

 Common stock subscribed                                              $        --      $ 2,028,175      $2,256,764      $       --
                                                                      ===========      ===========      ==========      ==========

 Net assets acquired for stock and warrants                           $ 6,701,215      $        --      $       --      $       --
                                                                      ===========      ===========      ==========      ==========

          See accompanying notes to consolidated financial statements.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS:

      Paradise Music & Entertainment, Inc. ("Paradise") was formed in July 1996. We are a music and entertainment company focused on supplying traditional and web-centric entertainment businesses with state-of-the art, film, video, digital and music-related products, services and content. Our products, content and services are offered through three operating groups, namely:

      Paradise Film includes Straw Dogs Acquisition Corporation (Straw Dogs) a video production company incorporated in April 1999 in Delaware and Picture Vision, Inc. ("Picture Vision") a video production company incorporated in Tennessee). Straw Dogs was acquired in late December 1999. The operation of Straw Dogs will be included in operations from January 1, 2000.

      Paradise Music includes Push Records , Inc. ("Push") a record label which was incorporated in Delaware, John Loeffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave") a creator of music scores and advertising themes for television and radio, incorporated in New York, and All Access Entertainment Management Group, Inc. ("All Access"), a musical artist management company incorporated in New York)

      Paradise Digital Entertainment includes Paradise Digital Productions, Inc., which is incorporated in Delaware.

      In February 2000, the Board of Directors of the Company approved a change in the Company's year end from June 30 to December 31. The accompanying financial statements are for the transition period from July 1, 1999 to December 31, 1999. Unaudited comparable data for the six months ended December 31, 1998 has been presented in the accompanying financial statements.

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

      Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed as follows:

                                             Estimated
               Asset                        Useful Lives      Principal Method
               -----                        ------------      ----------------

      Furniture, fixtures and equipment        5-7 Years       Straight-line
      Leasehold improvements               Term of Lease       Straight-line
                                             or 10 years
                                    whichever is shorter

      Impairment of Long Lived Assets - Impairment losses on long-lived assets (including goodwill) is recognized when events and circumstances indicate that the undiscounted cash flows estimated to be generated by these assets are less than the carrying amounts of those assets.

      Investment - Investments in nonmarketable equity securities in which the Company owns less than a 20% interest and where it cannot exercise significant influence over the operations of the investee, are accounted for using the cost method. The Company periodically evaluates the recoverability of investments recorded under the cost method and recognizes loss if a decline in value is determined to be other than temporary.

      Stock Warrants - Stock warrants issued for goods and services are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Warrants that are Issued to other than Employees for Acquisition, or in Conjunction with Selling Goods and Services. Accordingly warrants subject to vesting based on performance, will be valued each reporting period until vested. The portion of the value related to the completed term of the related agreement is expensed, and the remaining non-cash deferred consulting expense is amortized over the remaining term of the agreement. The value of such related warrants may be subject to adjustment until such time that the warrant is nonforfeitable, fully vested and exercisable.

      Income Taxes - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

      Loss Per Common Share - Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for all periods presented. Unexercised stock options to purchase 2,707,500 and 1,062,500 shares of the Company's common stock at December 31, 1999 and June 30, 1999, respectively, were not included in the computations of diluted earnings per common share because their effect would have been antidilutive as a result of the Company's losses.

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

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Reclassification - Certain amounts from prior period financial statements have been reclassified to conform to current year classification

NOTE 3 - STRAW DOGS ACQUISITION

      The Straw Dogs acquisition was completed on December 16, 1999. In the acquisition we purchased, for 900,000 shares of common stock and warrants for 250,000 shares of common stock at $5.81, substantially all of the business and assets of the Straw Dogs business of Consolidated Entertainment, LLC and assumed substantially all its liabilities. Consolidated was owned and operated by Jesse Dylan and Craig Rodgers. As part of the Straw Dogs acquisition, we also purchased, for 541,000 shares of common stock, all of the stock of a related entity owned by Jesse Dylan. The shares issued were not registered under the Securities Act of 1933, as amended. However, Messrs. Dylan and Rodgers have been granted standard "piggyback" registration rights with respect to these shares.

      The total purchase price of $7.1 million has been allocated to the following assets and liabilities:

                                             (in thousands)

                    Current Assets                    2,906
                    Other Assets                      1,273
                    Goodwill                          7,068
                    Current liabilities               4,167

      The following unaudited pro format condensed consolidated financial information for the six months ended December 31, 1999 and the year ended June 30, 1999, is presented to show the results of the company, as if the Straw Dogs acquisition had occurred at the beginning of the periods presented. The pro forma results include certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned dates.

                                                   Six months ended        Year ended
                                                   December 31, 1999     June 30, 1999
                                                   -----------------   -----------------
Net revenues                                           $ 17,102,531        $ 29,467,429
Net loss                                                 (2,021,133)         (3,400,256)
Basic and diluted earnings (loss) per common share     $      (0.32)       $      (0.65)

NOTE 4 - PROPERTY AND EQUIPMENT:

      At December 31, 1999, property and equipment consists of the following:

      Furniture, fixtures and equipment                     $1,332,464
      Leasehold improvements                                 1,429,137
                                                            ----------
                                                             2,761,601
      Less accumulated depreciation and amortization          (706,501)
                                                            ----------
                                                            $2,055,100
                                                            ==========

NOTE 5 - NOTE RECEIVABLE, STOCKHOLDER:

      The Company has a promissory note receivable from a stockholder/officer which provides for borrowings of approximately $129,000, bearing interest at 8.5% per annum. The promissory note is collateralized by 200,000 shares of the officers' common stock of the Company and allows for mandatory repayments as defined in the note. This note has been paid down to approximately $64,000.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

      At December 31, 1999, accounts payable and accrued expenses consists of the following:

         Accounts payable                                  $   1,636,359
         Credit line payable                                   1,566,360
         Accrued director profit participation                   568,122
         Other                                                 1,387,844
                                                           -------------

                                                           $   5,158,685
                                                           =============

NOTE 7 - INCOME TAXES:

      The provision for income taxes consists of state and local taxes.

      At December 31, 1999, the Company recorded deferred federal, state and local income tax assets aggregating approximately $3,540,000 arising from net operating loss carryforwards ($2,910,000) and issuance of warrants ($630,000). A valuation allowance of approximately $3,540,000 has been recorded, since management has no assurance that the tax benefit will be realized.

      At December 31, 1999, the Company has federal net operating loss carryforwards of approximately $7,262,929, which expire beginning in 2012.

      The following reconciles income tax benefit computed at the federal statutory rate to the actual provision for income taxes.

                                         Six Months Ended             Year Ended
                                        12/31/99  12/31/98   06/30/99  06/30/98
                                        ---------------------------------------

      Tax benefit computed at federal
        statutory rate                    (34.0%)  (34.0%)    (34.0%)    (34.0%)
      State and local taxes                 2.0       --         --         --
      Valuation allowance                  34.0     34.0       34.0       34.0
                                        ---------------------------------------
                                            2.0%      --         --         --
                                        =======================================

NOTE 8 - COMMITMENTS:

      The Company has leases for office facilities which expire in various years through July 2007. Rent expense for the six months ended December 31, 1999 and 1998 (unaudited) and years ended June 30, 1999 and 1998 was approximately $139,000, $145,000 and $247,000 and $322,000, respectively.

      The aggregate future minimum annual rental payments are as follows:

      Year ending December 31,
                   2000                                 $   623,400
                   2001                                     573,400
                   2002                                     564,000
                   2003                                     564,000
                   2004                                     564,000
             Thereafter                                   2,325,000
                                                        -----------
                                                        $ 5,213,800
                                                        ===========

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS (CONTINUED):

      The Company has employment agreements with seven of its executives, which provide for various compensation and bonus arrangements. For the six months ended December 31, 1999 and 1998 approximately $1,437,000 and $695,000, respectively, has been expensed under the bonus plans and employment agreements. For the year ended June 30, 1999 and 1998 approximately $1,391,000 and $1,480,000, respectively has been expensed under the bonus plans and employment agreements. Expenses of $3,525,000 are expected in the year ending December 31, 2000. These costs are included in marketing, selling, general and administrative expenses.

      The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company's common stock valued on the last day of the applicable quarter. During the six months ended December 31, 1999 and year ended June 30, 1999, the Company charged to operations $9,000 and $45,000, respectively, pursuant to this agreement.

NOTE 9 - ECONOMIC DEPENDENCY:

      Approximately $2,204,000 and $2,986,000 of television and film production revenues for the six months ended December 31, 1999 and 1998 respectively, were derived from one and 3 customers respectively. Approximately $5,340,000 and $7,705,000 of television and film production revenues for fiscal year ended June 30, 1999 and 1998, respectively, were derived from 4 and 3 customers respectively. For the six months ended December 31, 1999 and 1998, approximately $140,000 and $279,000, respectively was owed in the aggregate to the Company related to these revenues. For the fiscal year ended June 30, 1999 and 1998, approximately $122,000 and $96,000, respectively was owed in the aggregate to the Company related to these revenues.

NOTE 10 - STOCKHOLDERS' EQUITY:

      In April 1999, the Company entered into a consulting agreement. The consultant was to assist the Company through June 30, 2000 in a range of areas including identifying acquisition targets, structuring transactions, employment issues and financings to support the Company's growth and operations. As compensation for these services, the consultant received 200,000 shares of restricted common stock (which were subsequently registered with the Securities and Exchange Commission in July 1999) and three-year warrants to purchase 800,000 shares of common stock at the following prices: 100,000 at $5.00 per share, 150,000 at $6.00 per share, 150,000 at $7.00 per share, 150,000 at $8.00 per share, 125,000 at $9.00 per share and 125,000 at $10.00 per share. The Company valued the warrants and stock issued at approximately $2,389,000. At June 30, 1999, approximately $1,939,000 remained unamortized. During the period July 1, 1999 through December 31, 1999, $412,600 of these expenses were applied to financing transactions. The company does not anticipate additional transactions occurring under this agreement. Therefore, at December 31, 1999 the Company recorded a charge of $330,000 to operations.

      In connection with an employment agreement, the Company issued options to purchase 100,000 shares of common stock which vested immediately and are exercisable at $3.00 per share. For the fiscal year ended June 30, 1999, the Company recorded an expense of $100,000 related to this transaction.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In July 1999, investors represented by The Cassandra Group, Inc, purchased 970,880 shares of common stock at a price of $4.25 per share or $4,126,240 in the aggregate. The Company subsequently registered these shares in addition to 266,500 shares previously unregistered of common stock with the Securities and Exchange Commission.

      In December 1999, The Board of Directors and stockholders approved an increase of shares of common stock available for issuance under the option plan from 1,500,000 to 3,000,000 shares. This increase was approved on December 16, 1999 by the stockholders.

      In December 1999, the stockholders approved an agreement to acquire the assets of Consolidated Entertainment, LLC d/b/a Straw Dogs and 100% of the common stock of Spur & Buckle, Inc., for an aggregate of 1,441,000 shares of restricted common stock.

      In April 1999, the Company entered into agreements for financial consulting services related to proposed acquisitions and other special projects with its outside Board members. The agreements expire in June 2001 and require the Company to issue an aggregate of 300,000 warrants to purchase the Company's common stock at exercise prices ranging from $5.00 to $5.25 per share. The warrants vest after one year and expire in two years. For the six months ended December 31, 1999 and fiscal year ended June 30, 1999, the Company recorded expense of approximately $171,270 and $10,000 under these agreements.

      During 1999, the Company entered into consulting agreements with various consultants for professional and financial services. The consultants will be compensated for their services through the issuance of an aggregate of 245,000 warrants to purchase the Company's common stock. The warrants typically vest after one year and have exercise prices ranging from $4.00 to $10.00 per share. The warrants were valued at approximately $240,000. For the six months ended December 31, 1999 and fiscal year ended June 30, 1999, the Company recorded expense of approximately $83,507 and $35,000 under these agreements.

      In connection with option plans and outstanding warrants, 7,429,000 shares of common stock are reserved at December 31, 1999.

NOTE 11 - INVESTMENT

      In October 1999, the Company purchased one million shares of series A convertible preferred stock in Eruptor Entertainment for $1,000,000, of which $900,000 was paid in cash and the balance by converting a prior loan advance. The preferred stock is convertible on a one-to-one basis into shares of Eruptor's common stock. There are currently 2.1 shares of convertible preferred and 8 million shares of common stock outstanding for Eruptor.

      Eruptor's management plans original episodic shows which will be interactive and range from two-dimensional to three-dimensional animation to live action. Additionally, under the agreement Paradise has the opportunity to produce Eruptor projects in traditional media forms and Eruptor will exploit Paradise projects in digital media form via its Internet site.

NOTE 12 - STOCK OPTIONS: -

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On October 8, 1996, the Board of Directors adopted and the stockholders approved the Option Plan. The Option Plan provides for the granting of incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-qualified stock options ("NQSOs") and/or Stock Appreciation Rights (SARs) to certain directors, agents and employees of, and consultants to the Company. The purpose of the Option Plan is to attract and retain exemplary employees, agents, consultants and directors. Options and SARs granted under the Option Plan may not be exercisable for terms in excess of 10 years from the date of grant. In addition, no options or SARs may be granted under the Option Plan later than 10 years after the Option Plan's effective date. The total number of shares of Common Stock with respect to which options and SARs will be granted under the Option Plan is 3,000,000. The shares subject to and available under the Option Plan may consist, in whole or in part, of authorized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option or SAR that terminates, expires or lapses for any reason, and any shares purchased pursuant to an option and subsequently repurchased by the Company pursuant to the terms of the option, shall again be available for grant under the Option Plan. At December 31, options under the Option Plan to purchase 2,562,500 shares of common stock are outstanding, none of which have been exercised

      As part of The Option Plan, the Board of Directors set aside for Outside Directors an aggregate of 100,000 stock options to eligible directors of the Company. Each eligible director receives 5,000 stock options per annum, subject to adjustment, for his services on the Board on each July
      1. The options are exercisable at the fair market value of the common stock on the last date preceding the date of grant. The maximum term of the stock options is 5 years and the stock options may be exercised at any time for a period of 5 years after the date of grant. At December 31, 1999, options to purchase 45,000 of common stock were outstanding, none of which have been exercised.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCK OPTIONS (CONTINUED):

      The activity in the Option Plan and the Program are as follows:

                                                                 Exercise
                                                                  Price
                                                                  Per Share
                                                               ------------
                                               Number of
                                                Options            Range
                                             -------------     ------------
      Balance outstanding,
       July 1, 1997                                35,000     $        6.00

      Granted                                     117,500       2.63 - 6.00

      Cancelled                                     8,500              4.03
                                             -------------     ------------

      Balance outstanding,
       June 30, 1998                              144,000       2.63 - 6.00

      Granted                                   1,000,000       2.06 - 5.25

      Cancelled                                    81,500       2.06 - 6.00
                                             -------------     ------------

      Balance outstanding,
       June 30, 1999                            1,062,500     $ 2.06 - 6.00
                                             =============     ============

      Granted                                   1,595,000       5.00 - 5.25

      Cancelled                                        --                --
                                             -------------     ------------

      Balance outstanding,
       December 31, 1999                        2,657,500     $ 2.06 - 6.00
                                             =============     ============
      Exercisable
       December 31, 1999                        1,341,779     $ 2.06 - 6.00
                                             =============     ============

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

                                               Six months ended  Year ended      Year ended
                                                 December 31,     June 30,        June 30,
                                               --------------------------------------------
                                                     1999           1999           1998
                                               --------------   ------------   ------------
      Net loss:
        As reported                              $  1,296,243   $ (3,713,929)  $ (2,869,129)
        Pro forma                                  (2,880,909)    (4,205,673)    (2,975,323)

      Basic and diluted loss per comon share:
        As reported                              $      (0.21)  $      (0.98)  $      (1.29)
        Pro forma                                       (0.46)         (1.11)         (1.33)

Approximately 1,575,000 of the options granted are not part of the Option Plan, leaving a balance of 1,867,500 additional options that can be granted under the Plan.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCK OPTIONS (CONTINUED):

      The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for grants for the six months ended December 31, 1999 and years ended June 30, 1999 and 1998: risk-free interest rate 5.0%, no dividend yield, expected life of 5 years and expected volatility of 108.5%, 115.2% and 44.0% percent, respectively.

NOTE 13 - STOCK WARRANTS

      The following table summarizes common stock warrant activity:

                                                              Exercise
                                                Shares         Prices
                                             ------------   ------------
      Warrants outstanding at July 1, 1997      1,146,000   $       7.20

      Granted                                      80,500   $       4.03
                                             ------------   ------------

      Warrants outstanding at                   1,226,500   $  4.03-7.20
       June 30, 1998

      Granted                                   1,052,500   $ 4.00-10.00
                                             ------------   ------------

      Warrants outstanding at
       June 30, 1999                            2,279,000   $ 4.00-10.00

      Granted                                     590,000   $  5.00-5.81

                                             ------------   ------------

      Warrants outstanding at
       December 31, 1999                        2,869,000   $  4.00-7.20
                                             ============   ============

NOTE 14 - RETIREMENT PLANS

      Profit Sharing Plan

      Effective July 1, 1997, the Company formed a Profit Sharing Plan (the "Plan") covering substantially all employees who meet certain eligibility requirements. The Company can contribute, on a discretionary basis, up to 3% of the employees base salary to the Plan. For the six months ended December 31, 1999 and 1998, and the years ended June 30, 1999 and June 1998, profit sharing expense was approximately $800 and $7,000 and $13,000 and $38,000, respectively.

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

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INFORMATION CONCERNING BUSINESS SEGMENTS

      Segment information listed below reflects the two principal business units of the Company during the six months ended December 31, 1999 and 1998 (unaudited) and fiscal year ended June 30, 1999 and 1998. Each segment is managed according to the products or services provided to the respective customers and segment information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM).

      There has been a restructuring when comparing to historical categories. Rave previously was categorized with television and film production (Paradise Film). Rave is now categorized with Paradise Music (recorded music and artist management). We have re-categorized historical results to comply with our current organization structure. The Digital Entertainment Group was established in January 2000 and will be reflected in future business segment reports.


      Six months ended December 31, 1999:

                                                        Paradise            Paradise
                                                          Music               Film            Corporate         Consolidated
                                                       ------------       ------------       ------------        ------------
      Revenues                                         $  3,652,809       $  4,429,544       $         --        $  8,082,353
      Interest income                                           170              9,975             61,630              71,775
      Depreciation and amortization                          36,947             13,486             80,915             131,348
      Pre tax income (loss)                                 702,033            532,512         (2,510,788)         (1,276,243)
      Additions to long lived assets                         28,782              2,101            105,300             136,183
      Total assets                                        2,036,904          5,571,047         10,313,336          17,921,287

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INFORMATION CONCERNING BUSINESS SEGMENTS (CONTINUED):

      Six months ended December 31, 1998 (unaudited)

                                                       Paradise            Paradise
                                                         Music               Film             Corporate          Consolidated
                                                     ------------        ------------        ------------        ------------
      Revenues                                       $  1,675,146        $  4,103,985        $         --        $  5,779,131
      Interest income                                       1,697              13,594              10,246              25,537
      Depreciation and amortization                         7,334               4,545               2,984              14,863
      Pre tax income (loss)                              (703,893)             67,524            (705,368)         (1,341,737)
      Additions to long lived assets                       15,100                  --              11,047              26,147
      Total assets                                      1,220,922             874,092           1,529,168           3,624,182

      Fiscal year ended June 30, 1999:

                                                       Paradise            Paradise
                                                         Music               Film             Corporate          Consolidated
                                                     ------------        ------------        ------------        ------------
      Revenues                                       $  3,167,863        $  6,493,173        $         --        $  9,661,036
      Interest income                                       2,360              21,934              13,275              37,569
      Depreciation and amortization                        48,205              16,562             134,960             199,727
      Pre tax income (loss)                            (1,186,693)            334,926          (2,856,162)         (3,707,929)
      Additions to long lived assets                       33,811              13,636             104,777             152,224
      Total assets                                      1,141,589           1,024,766           3,081,654           5,248,009

      Fiscal year ended June 30, 1998:

                                                       Paradise            Paradise
                                                         Music               Film             Corporate          Consolidated
                                                     ------------        ------------        ------------        ------------
      Revenues                                       $  4,596,257        $  8,997,169        $         --        $ 13,593,426
      Interest income                                       3,317              20,267             115,456             139,040
      Depreciation and amortization                       684,134              14,794              54,087             753,015
      Pre tax income (loss)                            (2,033,814)            433,325          (1,256,640)         (2,857,129)
      Additions to long lived assets                      167,491              47,725           1,028,716           1,243,932
      Total assets                                      1,069,065           1,285,719           1,767,051           4,121,835

NOTE 16 - RELATED PARTY TRANSACTIONS

      The Company entered into a ten year lease with 8330 West Third Street, LLC, an affiliate of Mr. Dylan and Mr. Rodgers for 10,147 square feet of space at the rental rate of $2.25 per square foot per month. This rate is subject to escalation in accordance with inflation after 5 years. The rental rate was determined by an independent appraisal of market rate.

      As described in the proxy statement dated November 10, 1999, for the special meeting of stockholders held on December 16, 1999, at which the Straw Dogs acquisition was approved, the Asset Purchase agreement between the Company and Straw Dogs was supplemented by a letter agreement dated September 22, 1999. An exhibit to the letter agreement set forth the agreed upon terms covering the leasing of space by the Company from 8330 West Third Street, LLC.

      8330 West Third Street, LLC, signed a promissory note payable to the Company dated December 16, 1999 which will reflect the full indebtedness owed the Company. The note provides for monthly payments by 8330 West Third Street, LLC to the Company pursuant to a ten year self amortizing payment schedule with interest at prime plus 1% floating quarterly with a floor of 6% and capped at 12 1/2%. The payment obligation under the note has been acknowledged by Mr. Dylan and Mr. Rodgers as their personal obligation as provided for in the Asset Purchase Agreement.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - SUBSEQUENT EVENTS:

      On March 7, 2000, we entered into a $3,000,000 private convertible subordinated note financing with BayStar Capital, L.P. and BayStar International, Ltd. (individually the "Buyer" and collectively the "Buyers"). The financing was made in the form of Paradise Senior Subordinated Convertible Notes, convertible at $2.375 per share, plus five year warrants to purchase an additional 631,579 shares at an initial price of $2.6125 per share. The Buyers are private equity investment funds that invest primarily in privately placed and/or individually negotiated securities of publicly traded and late stage private companies. The Buyer's investment portfolios include technology companies in the broadband media, Internet and wireless industries. In connection with this financing transaction, we executed a Securities Purchase Agreement, a Registration Rights Agreement, and a Note and a Warrant Agreement with each Buyer.