Form 10QSB
period 2000-03-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2000-05-15
CIK 1024464

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X | QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2000
                               -------------------------------------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                        1-12635
                        --------------------------------------------------------

                     PARADISE MUSIC & ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

              Delaware                                        13-3906452
---------------------------------------              ---------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

    53 West 23rd Street, New York, New York                    10010
--------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

(Issuer's telephone number)                  (212) 590-2100
                            -------------------------------------------------

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

                                 Yes |X| No |_|

At May 2, 2000, the Issuer had 7,874,112 shares of Common Stock, $.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format Yes |_| No |X|

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART I      FINANCIAL INFORMATION                                      PAGE
            ---------------------                                      ----

Item 1.     Financial Statements

                 Consolidated Balance Sheet as of
                 March 31, 2000 (Unaudited)                               4

                 Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2000
                  and 1999 (Unaudited)                                    5

                 Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2000 and 1999
                  (Unaudited)                                           6-7

                 Notes to Consolidated Financial Statements
                (Unaudited)                                            8-12

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     13-16

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                            17

Item 2      Changes in Securities and Use of Proceeds                    17

Item 6.     Exhibits and Reports on Form 8-K                             17

            Signatures                                                   18

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                                   March 31, 2000
                                    (Unaudited)

                                     ASSETS

CURRENT ASSETS:
Cash                                                           $ 3,512,413
Accounts receivable                                              3,949,342
Prepaid expenses and other current assets                        1,110,838
                                                              ------------

        Total current assets                                                         $  8,572,593
PROPERTY AND EQUIPMENT, net                                                             1,994,555

OTHER ASSETS:
Goodwill                                                        7,828,909
Investment, at cost                                             1,000,000
Security deposits and other                                       293,125
                                                               -----------

                                                                                        9,122,034
                                                                                    -------------
                                                                                    $  19,689,182
                                                                                    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued payroll and related expenses                           $   218,748
Accounts payable and accrued expenses                            5,091,230
                                                              ------------

Total current liabilities                                                            $  5,309,978

COMMITMENTS

Long term convertible debt                                                              1,854,954

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
 authorized 5,000,000 shares, none issued                               --
Common stock, $.01 par value,
 authorized 75,000,000 shares,
 issued and outstanding 7,874,112 shares                            78,741
Capital in excess of par value                                  22,241,726
Note receivable, stockholder                                       (64,082)
Accumulated deficit                                             (9,732,135)
                                                              ------------

Total stockholders' equity                                                             12,524,250
                                                                                    -------------
                                                                                     $ 19,689,182
                                                                                    =============

                    See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                            March 31
                                                   ----------------------------
                                                      2000            1999
                                                   -----------      -----------
                                                   (Unaudited)      (Unaudited)

REVENUES                                           $ 8,923,120      $ 1,961,242
                                                   -----------      -----------

OPERATING EXPENSES
  Cost of sales                                      6,526,492        1,257,611
  Marketing, selling, general and
    administrative                                   3,133,196        1,584,382
                                                   -----------      -----------
Total operating expenses                             9,659,688        2,841,993
                                                   -----------      -----------
LOSS FROM OPERATIONS                                  (736,568)        (880,751)

INTEREST EXPENSE (INCOME), NET                          40,312           (6,743)
                                                   -----------      -----------
LOSS BEFORE INCOME TAXES                              (776,880)        (874,008)

INCOME TAXES                                             9,000               --
                                                   -----------      -----------
NET LOSS                                           $  (785,880)     $  (874,008)
                                                   ===========      ===========
BASIC AND DILUTED LOSS PER COMMON SHARE            $     (0.10)     $     (0.18)
                                                   ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED
 LOSS PER COMMON SHARE                               7,868,657        4,886,550
                                                   ===========      ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Three months ended March 31,
                                                                                -----------------------------------
                                                                                     2000                    1999
                                                                                ------------             ----------
                                                                                 (Unaudited)            (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        $ (785,880)             $ (874,008)
 Adjustments to reconcile to net loss to net cash
  used in operating activities:
  Depreciation and amortization                                                     151,220                  68,358
  Amortization of Goodwill                                                           99,100                      --
  Non-cash consulting expense in connection with warrants                             1,293                  13,030
  Common stock issued and warrants granted to outside                                                       140,337
  directors, consultants, vendors and employees                                      22,500                      --
  Decrease in restricted cash                                                            --                (359,113)
  Decrease in accounts receivable                                                   835,240                  63,581
 (Increase) decrease in prepaid expenses and other current assets                  (388,887)                140,838
  Decrease in security deposits and other                                           250,135                      --
  Decrease in Inventory                                                                  --                  29,642
  Decrease in other assets                                                               --                (192,609)
  Decrease in deferred revenues                                                          --                (131,112)
  Increase (decrease) in accrued payroll and related expenses                      (118,746)                135,064
        Decrease in accounts payable and accrued expenses                           (67,455)               (424,855)
                                                                                ------------             ----------
 NET CASH USED IN OPERATING ACTIVITIES                                               (1,480)             (1,390,847)
                                                                                ------------             ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for property and equipment                                                (90,675)                (12,449)
  Restricted cash                                                                        --                 464,603
  Acquisition costs, net of cash acquired                                          (859,753)                     --
  Payment for security deposits                                                          --                 192,804
  Note receivable, officer                                                               --                 (58,122
                                                                                ------------             ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                (950,428)                586,836
                                                                                ------------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net of expenses                                    --               2,087,458
  Proceeds from common stock to be issued                                                --                (600,000)
  Proceeds from warrants issued with long term debt                                 978,060                      --
  Proceeds from long term convertible debt, net of expenses                       1,854,954                      --
  Proceeds from note payable                                                             --                 (48,020)
                                                                                ------------             ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               2,833,014               1,439,438
                                                                                ------------             ----------

NET INCREASE (DECREASE) IN CASH                                                   1,881,106                 635,427

CASH, beginning of period                                                         1,631,307                 609,118
                                                                                ------------             ----------
CASH, end of period                                                             $ 3,512,413            $  1,244,545
                                                                                ============             ==========

           See accompanying notes to consolidated financial statements

                       PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                Three months ended March 31,
                                                              -------------------------------
                                                                 2000               1999
                                                              -------------------------------
                                                                  (Unaudited)     (Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
   Cash paid during the year for income taxes                 $   22,653           $  5,430
                                                              ==========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
   Cash paid during the year for interest                     $   67,998                $--
                                                              ==========           ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

   Stock issued in exchange for services                      $   22,500           $254,947
                                                              ==========           ========
   Conversion of liabilities into common stock                $       --           $481,750
                                                              ==========           ========
   Warrants granted for services                              $       --           $ 17,998
                                                              ==========           ========

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -    BASIS OF PRESENTATION:

            The consolidated financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report for the transition period ended December 31, 1999 on Form 10-KSB.

            The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE 2 -    ORGANIZATION AND NATURE OF OPERATIONS:

            Paradise Music & Entertainment, Inc. ("Paradise") was formed in July 1996. We are a music and entertainment company focused on supplying traditional and web-centric entertainment businesses with state-of-the art, film, video, digital and music-related products, services and content. Our products, content and services are offered through three operating groups, namely:

            Paradise Film includes Straw Dogs, Inc. ("Straw Dogs") a video production company incorporated in April 1999 in Delaware and Picture Vision, Inc. ("Picture Vision") a video production company incorporated in Tennessee). Straw Dogs was acquired in late December 1999, and is included in operations as of January 1, 2000.

            Paradise Music includes Push Records, Inc. ("Push"), a record label which was incorporated in Delaware, John Leffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave") a creator of music scores and advertising themes for television and radio, incorporated in New York, and All Access Entertainment Management Group, Inc. ("All Access"), a musical artist management company incorporated in New York).

            Paradise Digital Entertainment includes Paradise Digital Productions, Inc., which is incorporated in Delaware. Paradise Digital Productions has production and strategic relationships with Eruptor Entertainment, Inc., an entertainment and leisure Internet destination site targeted at "Generation Y" males and WireBreak.com, a digital entertainment destination site utilizing a unique, highly-stylized synchronization of streaming, "made-for-the-web" video and interactive animation. Paradise Digital has also entered into an alliance with Computer Associates International Inc., a leading provider of Internet software solutions, to combine their expertise in back-end software support with our content designed for the digital entertainment market.

NOTE 3 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            Principles of Consolidation - The consolidated financial statements include the accounts of Paradise and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

            Revenue Recognition - Commercial music production revenues and the related production costs are recognized upon acceptance of the music production by the client. Royalty and residual income, which relates to musical compositions used in television series, are recognized when earned and the amount can be reasonably estimated. All other royalty and residual income is recognized when received, as it cannot be reasonably estimated. For projects which are short in duration (primarily less than one month), video production revenues and related production costs are recorded upon completion of the video. For projects that have a longer term, video production revenues and related production costs are recorded using the percentage-of-completion method which recognizes income as work on the project progresses. In accordance with industry custom, the Company currently operates its music artist management business based on oral agreements with certain artists and customers. Pursuant to these arrangements, the Company receives up to 20% of the gross revenues received in connection with artist entertainment related earnings less certain standard industry costs. Record label revenues are recognized in accordance with the provisions of the distribution agreements. Certain record costs are capitalized as recoverable from future revenues and amortized over the expected life of the records, to the extent there is reasonable assurance that these costs will be recoverable from future sales. The Company is accounting for these costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 50 "Financial Reporting in the Record and Music Industry."

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

            Deferred financing costs - The Company has deferred certain professional and other fees incurred in connection with proposed equity financing. If financing is successful all costs will be charged against paid-in-capital, otherwise all costs will be expensed.

            Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed as follows:

                                       Estimated
            Asset                      Useful Lives             Principal Method
           ------                     -------------            -----------------

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

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

            Stock Warrants - Stock warrants issued for goods and services are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Warrants that are Issued to other than Employees for Acquisition, or in Conjunction with Selling Goods and Services. Accordingly, warrants subject to vesting based on performance, will be valued each reporting period until vested. The portion of the value related to the completed term of the related agreement is expensed, and the remaining non-cash deferred consulting expense is amortized over the remaining term of the agreement. The value of such related warrants may be subject to adjustment until such time that the warrant is nonforfeitable, fully vested and exercisable.

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

            Loss Per Common Share - The Company complies with statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for the three months ended 1999March 31, 2000 and 1999. Unexercised stock options to purchase 2,707,500 and 1,062,500 shares of the Company's common stock at March 31, 2000 and March 31, 1999, respectively, were not included in the computations of diluted earnings per common share because their effect would have been antidilutive as a result of the Company's losses.

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

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 4 -    STRAW DOGS ACQUISITION:

            The Straw Dogs acquisition was completed on December 16, 1999. The following unaudited pro format condensed consolidated financial information for the three months ended March 31, 1999 is presented to show the results of the company, as if the Straw Dogs acquisition had occurred at the beginning of the period presented. The pro forma results include certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned date.

                                                    Three months ended
                                                     March 31, 1999
                                                   -------------------
            Net revenues                               $ 6,831,464
            Net loss                                      (748,700)

            Basic and diluted earnings (loss)
            per common share                           $     (0.12)
                                                       -----------

NOTE 5  -   COMMITMENTS:

            The Company has employment agreements with seven of its executives, which provide for various compensation and bonus arrangements. For the three months ended March 31, 2000 and 1999, approximately $850,000 and $273,500, respectively, has been expensed under the bonus plans and employment agreements. These costs are included in marketing, selling, general and administrative expenses.

            The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company's common stock valued on the last day of the applicable quarter. During the three months ended March 31, 2000 and 1999, the Company charged to operations $1322,500 and $13,500, respectively, pursuant to this agreement.

NOTE 6 -    ECONOMIC DEPENDENCY:

            Approximately $1,407,777 and $781,000 of television and film production revenues for the three months ended March 31, 2000 and 1999, respectively, were derived from 3 customers. For the three months ended March 31, 2000 and 1999, approximately $152,000 and $164,000, respectively, was owed in the aggregate to the Company related to these revenues.

NOTE  7 -   STOCKHOLDERS' EQUITY

            During the Fiscal Year 1999, the Company entered into consulting agreements with various consultants for professional and financial services. The consultants will be compensated for their services through the issuance of an aggregate of 245,000 warrants to purchase the Company's common stock. The warrants typically vest after one year and have exercise prices ranging from $4.00 to $8.00 per share. The warrants are valued at approximately $71,000 as of March 31, 2000, and approximately $71,000 has been expensed under these agreements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

            In April 1999, the Company entered into agreements for financial consulting services related to proposed acquisitions and other special projects with its outside Board members. The agreements expire in June 2000 and require the Company to issue an aggregate of 300,000 warrants to purchase the Company's common stock at exercise prices ranging from $5.00 to $5.25 per share. The warrants vest after one year and expire three years from the date of issuance. The warrants are valued at approximately $230,000 as of March 31, 2000, and approximately $182,000 has been expensed under these agreements.


NOTE 8 -    INFORMATION CONCERNING BUSINESS SEGMENTS

           Segment information listed below reflects the three principal business units of the Company for the three months ended
           March 31, 2000 and 1999. Each segment is managed according to the products or services provided to the respectivecustomers and segment information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM).


                For the three months ended March 31, 2000:

                     Paradise         Paradise           Paradise
                         Film            Music            Digital     Corporate    Consolidated
                  -----------      -----------         ----------   -----------   -------------
 Revenues         $ 7,588,629      $ 1,174,501        $  159,990    $        --    $ 8,923,120

 Net Income       $   573,131      $    49,131        $ (321,368)   $(1,086,689)   $  (785,880)

                For the three months ended March 31, 1999:

                     Paradise         Paradise           Paradise
                         Film            Music            Digital    Corporate    Consolidated
                  -----------      -----------         ----------   -----------   -------------
Revenues          $ 1,359,076      $   602,166        $        --   $        --    $ 1,961,242

Net Income        $   224,000      $  (375,000)       $        --   $  (723,008)   $  (874,008)

NOTE  9 -   RECENT AND SUBSEQUENT EVENTS:

            On March 7, 2000, we entered into a $3,000,000 private convertible subordinated note financing with BayStar Capital, L.P. and BayStar International, Ltd. (individually the "Buyer" and collectively the "Buyers"). The financing was made in the form of Paradise Senior Subordinated Convertible Notes, convertible at $2.375 per share, subject to adjustment, plus five year warrants to purchase an additional 631,579 shares at an initial price of $2.6125 per share, subject to adjustment. The Buyers are private equity investment funds that invest primarily in privately placed and/or individually negotiated securities of publicly traded and late stage private companies. The Buyer's investment portfolios include technology companies in the broadband media, Internet and wireless industries. In connection with this financing transaction, we executed a Securities Purchase Agreement, a Registration Rights Agreement, and a Note and a Warrant Agreement with each Buyer.

            On May 1, 2000, members of the Screen Actors Guild and the American Federation of Television and Radio Artists commenced a strike, asking members to refuse to perform in radio and television commercials. These unions represent about 135,000 actors. Like all commercial production companies, management anticipates this strike will have an impact on the timing of revenues, and potentially total revenues for the year. At this point in time it is impossible to predict the length of the strike, or its long-term effects.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

            On March 28, 2000, Jason Paige (the "plaintiff") brought an action in the Supreme Court of New York County in the State of New York against the Company and seven other co-defendants. The plaintiff is seeking substantial monetary damages based upon his assertion that inclusion of music performed by him in a record and other uses of that recording were unauthorized. The Company intends to vigorously defend against the plaintiff's claims, and does not believe that it will incur significant damages in connection with this action. It should be noted that the lawsuit is in an early stage and that the outcome of any litigation cannot be predicted with certainty.

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

The Company currently derives most of its revenues from: the production of television commercials; the production of music videos used to promote music artists, music specials, and programs for television networks; the production of original music scores and advertising themes for television, radio, film, and other video broadcasters; the management of music artists and the record business.

The results of operations of the Company's operating subsidiaries are subject to seasonal variations. Consequently, the Company's results of operations from period to period may be materially affected. The timing of new record releases, for example, could materially impact the Company's operating results. Additionally, due to the success of particular artists, artists' touring schedules and the timing of music television specials, it is possible that the Company could also experience material fluctuations in revenue from year to year. Finally, a recently initiated strike by actors who appear in television commercials may impact Paradise Film revenues.

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

Forward-Looking Statements

Except for the historical information contained herein, this quarterly report on Form 10-QSB may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 These statements relate to future events and to our future financial performance. These statements are only predictions and may differ from actual future events or results. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments or otherwise. Please refer to our filings with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including but not limited to risks associated with changes in general economic and business conditions (including in the online business and financial information industry), actions of our competitors, the extent to which we are able to develop new services and markets for our services, the time and expense involved in such development activities, the level of demand and market acceptance of our services and changes in business strategies.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

                 Three Months Ended March 31, 2000 Compared to
                       Three Months Ended March 31, 1999.

In aggregate revenues for the three months ending March 31, 2000 increased $8,923,120 or 355% compared to the three-month period ending March 31,1999. The net loss was $785,880 for the three months ending March 31, 2000 compared to $874,008 for the three months ending March 31, 1999. A significant portion of the loss during the three months ending March 31, 2000, is $321,368 associated with the development of our digital initiative (Paradise Digital) and increased depreciation and amortization expenses associated with the Straw Dogs acquisition. Excluding Paradise Digital, earnings before interest, taxes depreciation and amortization and non-cash consulting expense for the three months ended March 31, 2000, was a loss of $489,295 compared to a loss of $864,896 for the three months ended March 31, 1999.

Paradise Film revenues increased to $7,588,629 for the three months ended March 31, 2000 from $1,359,076 for the three months ended March 31, 1999 an increase of $6,229,553 or 458%. The increase in revenues is primarily due to the acquisition of Straw Dogs. Excluding Straw Dogs, Paradise Film revenues showed an increase of 5% compared to the three month period ending March 31, 1999. This was due to an increase in the number of television music specials and music videos produced during the three months ended March 31, 2000.

Paradise Film cost of sales increased to $5,708,868 for three months ended March 31, 2000 from $977,500 for the three months ended March 31, 1999, an increase of $4,731,368 or 484%. Gross profit as a percentage of Paradise Film revenues decreased to 25% for the three months ended March 31, 2000, compared to 28% for the three months ended March 31, 1999. The change in cost of sales and gross profit margin is primarily due to the inclusion of Straw Dogs this quarter.

Paradise Music revenues increased to $1,174,501 for the three months ended March 31, 2000 from $602,166 for the three months ended March 31, 1999 an increase of $572,335 or 95%. The increase in revenues is primarily due to the increased sales generated from the Paul Hardcastle and JazzMasters III releases through the company's venture with the adult contemporary jazz label, Trippin' `N Rhythm Records, and the release of Tranceport II through the company's joint venture with Kinetic Records. In addition there was an increase in royalty and residual revenues from original music scores made for television programs such as Pokemon.

Paradise Music cost of sales increased to $647,032 for three months ended March 31, 2000 from $280,111 for three months ended March 31, 1999, an increase of $366,922 or 131% The increase is due to greater overall album sales when compared to the three months ended March 31, 1999. Gross profit as a percentage of recorded music and artist management revenues was 45% for the three months ended March 31, 2000 compared to 54% for the three months ended March 31, 1999. The decreased margin is due to the increase in sales of recorded music product compared to higher margin artist management commissions in the prior year.

Paradise Digital revenue was $159,990 for the three months ended March 31, 2000. This is the first quarter of operation for this business, so there are no comparable numbers for the same period last year. Revenues were primarily the result of the Yahoo! Film Festival, and production work for Wwirebreak.com. The net loss for this division was $321,368.

Paradise's marketing, selling, general and administrative expenses increased to $3,133,196 for the three months ended March 31, 2000 from 1,584,382 for the three months ended March 31, 1999, an increase of $1,548,814 or 98%. The increase is primarily attributable to marketing, selling, general and administrative expenses associated with the Straw Dogs operations. The Straw Dogs acquisition also increased depreciation and amortization expenses which totaled $241,574 for the three months ending March 31, 2000 , compared to $15,000 for the three month period ending March 31, 1999.

Net interest expense increased to $40,312 for the three months ended March 31, 2000 compared to net interest income of $6,743 for the three months ended March 31, 2000, an increase of $47,055. The increase is the result of interest due on the debt financing completed in March. The interest due included $17,250 in cash payments, and $24,916 in non-cash interest expense.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

The Company's loss before income taxes decreased to $776,880 for the three months ended March 31, 2000, from $874,008 for the three months ended March 31, 1999, a decrease of $97,128 or 11%. The decrease was primarily due to increased profitability from Paradise Music and Paradise Films as mentioned above. These increases were partially offset by increased marketing, selling, general and administrative expenses for Straw Dogs and the development of the Paradise Digital operations.

The company's net loss decreased to $785,880 for the three months ended March 31, 2000 from $874,008 for the three months ended March 31, 1999, a decrease of $88,128 or 10%. The decrease in loss was primarily due to the increase in gross profits , which reflects the efforts to restructure the Company's core businesses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2000 was $1,480. The operating loss for the quarter was principally offset by a reduction in accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2000 was $950,428. This was principally due to payments of acquisition costs in addition to amounts used to acquire property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2000 was $2,833,014 which is represented substantially by the net proceeds from the issuance of subordinated convertible debt and warrants to BayStar Capital.

The Company has working capital of $3,262,615 and stockholders' equity of $12,524,250 at March 31, 2000. The Company believes that its cash, operating cash flows and its access to capital markets, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses, future acquisitions and development of new projects for the next twelve month period.

YEAR 2000 COMPLIANCE:

The Company has experienced no significant Y2K issues. We do not anticipate, nor have we incurred, significant Y2K costs. The Company will continue to monitor the situation.

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            On March 28, 2000, Jason Paige (the "plaintiff") brought an action in the Supreme Court of New York County in the State of New York against the Company and seven other co-defendants. The plaintiff is seeking substantial monetary damages based upon his assertion that inclusion of music performed by him in a record and other uses of that recording were unauthorized. The Company intends to vigorously defend against the plaintiff's claims, and does not believe that it will incur significant damages in connection with this action. It should be noted that the lawsuit is in an early stage and that the outcome of any litigation cannot be predicted with certainty.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            On March 7, 2000, the Company issued $3,000,000 worth of 9% Paradise Senior Subordinated Convertible Notes (the "Notes") to BayStar Capital, L.P. and BayStar International, Ltd. (individually the "Buyer" and collectively the "Buyers"). The Notes will become due on March 7, 2003. At the option of a holder of a Note, the amounts of principal and interest due under such Note are convertible, in whole or in part, into shares of the Company's common stock, at a conversion price of $2.375 per share, subject to adjustment. In connection with the sale of the Notes, the Company issued warrants (the "Warrants") to the Buyer to purchase an additional 631,579 shares of Common Stock at an initial price of $2.6125 per share, with such number of shares and exercise price subject to adjustment. The Warrants may be exercised by the Buyers in whole or in part at any time during a five-year period. The Notes and Warrants were sold to the Buyers pursuant to Section 4(2) of the Securities Act of 1933. The Company received $3,000,000 in gross proceeds from the transaction, of which $150,000 was spent on commissions. The net proceeds received by the Company from the sale of the Notes and the Warrants have been used and will be used for general corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  28 - Financial Data Schedule

            (b)   Reports on Form 8-K

                  8-K filed on 2/10/00 set forth pro-forma financial statements with regard to Straw Dogs acquisition.

                  8-K filed on 2/14/00 regarding change in principal accountants and change in fiscal year end.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                   PARADISE MUSIC & ENTERTAINMENT, INC.


                                   By: /s/ Richard J. Flynn
                                       -----------------------------------------
                                       Richard J. Flynn, CHIEF FINANCIAL OFFICER


Date: May 12, 2000