Form 10QSB
period 2000-06-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 2000-08-14
CIK 1024464

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2000
                              --------------------------------------------------

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________________  to ______________________

Commission file number                1-12635
                      ----------------------------------------------------------

                      PARADISE MUSIC & ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                Delaware                                  13-3906452
-------------------------------------          ---------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   53 West 23rd Street, New York, New York                    10010
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

(Issuer's telephone number)          (212) 590-2100
                           -----------------------------------------------------

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

                            Yes |X|      No |_|

At July 31, 2000, the Issuer had 9,640,841 shares of Common Stock, $.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format       Yes |_| No |X|

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                                  JUNE 30, 2000

                                   FORM 10-QSB

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION                                               PAGE
                                                                            ----

Item 1. Financial Statements

           Consolidated Balance Sheet as of
            June 30, 2000 (Unaudited)                                          4

           Consolidated Statements of Operations for the Six and
            Three Months Ended June 30, 2000 and 1999 (Unaudited)              5

           Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2000 and 1999 (Unaudited)                  6-7

           Notes to Consolidated Financial Statements (Unaudited)           8-13

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          14-17

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                     18

Item 2  Changes in Securities and Use of Proceeds                             18

Item 4  Submission of Matters to a Vote of Security Holders                   18

Item 6. Exhibits and Reports on Form 8-K                                      18

        Signatures                                                            19

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                        $  2,788,924
  Accounts receivable                                            3,878,455
  Prepaid expenses and other current assets                        677,562
                                                              ------------

      Total current asse                                                     $  7,344,941

PROPERTY AND EQUIPMENT, net                                                     2,032,990

OTHER ASSETS:
  Goodwill, net                                                  8,086,404
  Investment, at cost                                            1,000,000
  Security deposits and other                                      256,731
                                                              ------------
                                                                                9,343,135
                                                                             ------------

                                                                             $ 18,721,066
                                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued payroll and related expenses                        $    310,417
  Accounts payable and accrued expenses                          4,248,239
                                                              ------------

      Total current liabilities                                              $  4,558,656

Long Term Convertible Debt                                                      2,021,928

COMMITMENTS                                                                            --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued                             --
  Common stock, $.01 par value,
   authorized 75,000,000 shares,
   issued and outstanding 9,640,841 shares                          96,408
  Capital in excess of par value                                23,887,949
  Note receivable, stockholder                                     (64,082)
  Accumulated deficit                                          (11,779,793)
                                                              ------------

      Total stockholders' equity                                               12,140,482
                                                                             ------------

                                                                             $ 18,721,066
                                                                             ============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                   ------------------------------      ------------------------------
                                                       2000              1999              2000              1999
                                                   ------------      ------------      ------------      ------------
REVENUES                                           $  6,343,663      $  1,920,663      $ 15,266,783      $  3,881,905
                                                   ------------      ------------      ------------      ------------

OPERATING EXPENSES
  Cost of sales                                       4,950,712         1,121,911        11,477,204         2,379,522
  Marketing, selling, general and administrative      3,290,505         2,296,225         6,423,701         3,880,607
                                                   ------------      ------------      ------------      ------------
   Total operating expenses                           8,241,217         3,418,136        17,900,905         6,260,129
                                                   ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                 (1,897,554)       (1,497,473)       (2,634,122)       (2,378,224)

INTEREST EXPENSE (INCOME), NET                          150,104            (5,289)          190,416           (12,032)
                                                   ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES                             (2,047,658)       (1,492,184)       (2,824,538)       (2,366,192)

INCOME TAXES                                                 --             3,000             9,000             3,000
                                                   ------------      ------------      ------------      ------------

NET LOSS                                           $ (2,047,658)     $ (1,495,184)     $ (2,833,538)     $ (2,369,192)
                                                   ============      ============      ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE            $      (0.25)     $      (0.28)     $      (0.35)     $      (0.46)
                                                   ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED
 LOSS PER COMMON SHARE                                8,168,567         5,330,332         8,018,612         5,145,987
                                                   ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six months ended June 30,
                                                                   ----------------------------
                                                                       2000            1999
                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(2,833,538)     $(2,369,192)
Adjustments to reconcile to net loss to net cash
  used in operating activities:
   Depreciation and amortization                                       320,574          184,864
   Amortization of goodwill                                            204,484               --
   Loss on disposal of branch operations                                    --           89,646
   Non-cash consulting expense in connection with warrants              42,908           (4,968)
   Common stock issued and warrants granted to outside
    directors, consultants, vendors and employees                       39,189          752,509
   Changes in operating Assets and Liabilities:
   Accounts receivable                                                 909,883          (22,157)
   Prepaid expenses and other current assets                           137,423          177,248
   Security deposits and other                                         303,001          156,095
   Deferred revenues                                                        --         (131,112)
   Accrued payroll and related expenses                                (27,077)         473,466
   Accounts payable and accrued expenses                              (992,056)        (204,436)
                                                                   -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                               (1,895,209)        (898,037)
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                 (237,241)        (126,077)
   Acquisition costs, net of cash acquired                          (1,178,922)         (95,000)
   Note receivable, officer                                                 --            1,200
                                                                   -----------      -----------
NET CASH (USED IN) INVESTING ACTIVITIES                             (1,416,163)        (219,877)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock, net of expenses               1,567,022        1,487,458
   Proceeds from long term convertible debt, net of expenses         1,923,907               --
   Proceeds from warrants issued with long term debt                   978,060               --
   Proceeds from note payable                                               --          (48,020)
                                                                   -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            4,468,989        1,439,438
                                                                   -----------      -----------

NET INCREASE IN CASH                                                 1,157,617          321,524

CASH, beginning of period                                            1,631,307          609,118
                                                                   -----------      -----------

CASH, end of period                                                $ 2,788,924      $   930,642
                                                                   ===========      ===========

           See accompanying notes to consolidated financial statements

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                       Six months ended June 30,
                                                       -------------------------
                                                          2000           1999
                                                       ----------     ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
   Cash paid during the year for income taxes          $   22,653     $    6,000
                                                       ==========     ==========

   Cash paid during the year for interest              $  238,799     $       --
                                                       ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
   Stock issued in exchange for services               $   36,000     $  254,947
                                                       ==========     ==========

   Conversion of liabilities into common stock         $    3,159     $  481,750
                                                       ==========     ==========

   Warrants granted for services                       $       --     $2,256,764
                                                       ==========     ==========

           See accompanying notes to consolidated financial statements

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -    BASIS OF PRESENTATION:

            The consolidated financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report for the transition period ended December 31, 1999 on Form 10-KSB.

            The consolidated results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 -    ORGANIZATION AND NATURE OF OPERATIONS:

            Paradise Music & Entertainment, Inc. ("Paradise") was formed in July 1996. We are a music and entertainment company focused on supplying traditional and web-centric entertainment businesses with state-of-the art film, video, digital and music-related products, services and content. Our products, services and content are offered through three principal business units, namely:

            PDSE Film and Television includes Straw Dogs, Inc. ("Straw Dogs") a video production company incorporated in April 1999 in Delaware, Picture Vision, Inc. ("Picture Vision") a video production company incorporated in Tennessee, and Offshore Pictures, Inc. d/b/a Shelter Films, a video production company that was acquired in June of 2000 by Paradise. Straw Dogs was acquired in late December 1999, and is included in operations as of January 1, 2000.

            PDSE Music includes Push Records, Inc. ("Push"), a record label which was incorporated in Delaware; John Leffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave") a creator of music scores and advertising themes for television and radio, incorporated in New York; All Access Entertainment Management Group, Inc. ("All Access"), a musical artist management company incorporated in New York; Label M, a jazz record label and artist support company launched in May of 2000; Mesa, a world beat record label; Bluemoon, a contemporary jazz label; Indie 5000 (experimental hip-hop); and agreements with Kinetic Records (electronic and dance music), Trippin' N' Rhythm (adult urban contemporary and smooth jazz), and Jazzica (Brazillian jazz).

            PDSE Digital includes Paradise Digital Productions, Inc. ("PDP"), which is incorporated in Delaware. PDP has production and strategic relationships with Eruptor Entertainment, Inc., an entertainment and leisure Internet destination site targeted at "Generation Y" males, and WireBreak.com, a digital entertainment destination site utilizing a unique, highly-stylized synchronization of streaming, "made-for-the-web" video and interactive animation. PDP has also entered into an alliance with Computer Associates International Inc., a leading provider of Internet software solutions, to combine their expertise in back-end software support with our content designed for the digital entertainment market.

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

            Revenue Recognition - Commercial music production revenues and the related production costs are recognized upon acceptance of the music production by the client. Royalty, residual, and licensing income is recognized when earned if the amount can be reasonable estimated, and when received if it cannot be reasonably estimated. For projects that are short in duration (primarily less than one month), video production revenues and related production costs are recorded upon completion of the video. For projects that have a longer term, video production revenues and related production costs are recorded using the percentage-of-completion method that recognizes income as work on the project progresses. In accordance with industry custom, the Company currently operates its music artist management business based on oral agreements with certain artists and customers. Pursuant to these arrangements, the Company receives up to 20% of the gross revenues received in connection with artist entertainment related earnings less certain standard industry costs. Record label revenues are recognized in accordance with the provisions of the distribution agreements. Certain record costs are capitalized as recoverable from future revenues and amortized over the expected life of the records, to the extent there is reasonable assurance that these costs will be recoverable from future sales. The Company is accounting for these costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 50 "Financial Reporting in the Record and Music Industry."

            In June 2000, the Securities and Exchange Commission issued an amendment to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") which delayed the effective date for adoption of SAB 101 to the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition criteria for certain types of transactions. SAB 101 also provides guidance on the disclosures that companies should make about their revenue recognition policies and the impact of events and trends on revenue. The Company is currently evaluating the impact of SAB 101.

            Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

            Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed as follows:

                                                                  Estimated
                                 Asset                          Useful Lives            Principal Method
                                 -----                          ------------            ----------------

                     Furniture, fixtures and equipment          5-7 Years               Straight-line

                       Leasehold improvements                   Term of Lease           Straight-line
                                                                or 10 years
                                                            whichever is shorter

            Impairment of Long Lived Assets - Impairment losses on long-lived assets (including goodwill) are recognized when events and circumstances indicate that the undiscounted cash flows estimated to be generated by these assets are less than the carrying amounts of those assets.

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

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            Stock Warrants - Stock warrants issued for goods and services are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Warrants that are Issued to other than Employees for Acquisition, or in Conjunction with Selling Goods and Services. Accordingly, warrants subject to vesting based on performance will be valued each reporting period until vested. The portion of the value related to the completed term of the related agreement is expensed, and the remaining non-cash deferred consulting expense is amortized over the remaining term of the agreement. The value of such related warrants may be subject to adjustment until such time that the warrant is nonforfeitable, fully vested and exercisable.

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

            Loss Per Common Share - Basic earnings per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for the three and six months ended June 30, 2000 and 1999. Unexercised stock options and outstanding stock warrants were not included in the computations of diluted earnings per common share because their effect would have been antidilutive as a result of the Company's losses.

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

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 -    ACQUISITIONS:

            The Straw Dogs acquisition was completed on December 16, 1999. The following unaudited pro forma condensed consolidated financial information for the three and six months ended June 30, 1999 is presented to show the results of the Company as if the Straw Dogs acquisition had occurred at the beginning of the period presented. The pro forma results include certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned date.

                                                           Three months ended    Six months ended
                                                             June 30, 1999        June 30, 1999
                                                           ------------------    ----------------
      Net revenues                                           $  6,516,339         $ 13,347,803
                                                             ------------         ------------
      Net loss                                               $ (1,591,721)        $ (2,340,241)
                                                             ------------         ------------
      Basic and diluted earnings (loss) per common share     $       (.30)        $       (.45)
                                                             ------------         ------------

            On June 15, 2000, the Company entered into an agreement to acquire all of the assets of Offshore Pictures, Inc. d/b/a Shelter Films, a television commercial production company based in New York, New York in return for (i) the assumption of certain liabilities of Shelter Films and (ii) issuance of an aggregate of 150,000 shares of the Company's restricted common stock to Steven Shore, the previous owner of Shelter Films, who remains as the President of Shelter Films. Net assets acquired total $102,515. Total acquisition costs, which include some incidental costs, equal $215,791. The acquired company has become part of PDSE's Film and Television Group.

NOTE 5 -    COMMITMENTS:

            The Company has employment agreements with seven of its executives, which provide for various compensation and bonus arrangements. For the three months ended June 30, 2000 and 1999, approximately $500,000 and $528,500, respectively, has been expensed under the bonus plans and employment agreements. For the six months ended June 30, 2000 and 1999, approximately $1,350,000 and $802,500, respectively, has been expensed under the bonus plans and employment agreements. These costs are included in marketing, selling, general and administrative expenses.

NOTE 6 -    ECONOMIC DEPENDENCY:

            Approximately $445,287 and $1,352,000 of television and film production revenues for the three months ended June 30, 2000 and 1999, respectively, were derived from 3 customers. Approximately $2,003,952 and $2,133,000 of television and film production revenues for the three months ended June 30, 2000 and 1999 were derived from 4 and 3 customers, respectively. For the period ended June 30, 2000 and 1999, approximately $226,955 and $122,000, respectively, was owed in the aggregate to the Company related to these revenues.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 -    STOCKHOLDERS' EQUITY

            During Fiscal Year 1999, the Company entered into consulting agreements with various consultants for professional and financial services. The consultants will be compensated for their services through the issuance of an aggregate of 245,000 warrants to purchase the Company's common stock. The warrants typically vest after one year and have exercise prices ranging from $4.00 to $8.00 per share. The warrants are valued at approximately $71,000 as of June 30, 2000, and approximately $71,000 has been expensed under these agreements.

            In April 1999, the Company entered into agreements for financial consulting services related to proposed acquisitions and other special projects with its outside Board members. The agreements expire in June 2000 and require the Company to issue an aggregate of 300,000 warrants to purchase the Company's common stock at exercise prices ranging from $5.00 to $5.25 per share. The warrants vest after one year and expire three years from the date of issuance. The warrants are valued at approximately $182,000 as of June 30, 2000, and approximately $182,000 has been expensed under these agreements.

            During Fiscal Year 2000, the Company entered into consulting agreements with various consultants for professional and financial services. The consultants will be compensated for their services through the issuance of an aggregate of 75,000 warrants to purchase the Company's common stock. The warrants typically vest immediately and have exercise prices ranging from $2.50 to $5.00 per share. The warrants are valued at approximately $41,000 as of June 30, 2000, and approximately $41,000 has been expensed under these agreements.

NOTE 8 -    INFORMATION CONCERNING BUSINESS SEGMENTS

            Segment information listed below reflects the three principal business units of the Company for the three and six months ended June 30, 2000 and 1999. Each segment is managed according to the products or services provided to the respective customers and segment information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM).

            For the three months ended June 30, 2000:

                                       PDSE             PDSE            PDSE
                                       Film            Music          Digital       Corporate      Consolidated
                                -----------      -----------      -----------      -----------     ------------
            Revenues            $ 4,479,997      $ 1,807,855      $    55,811      $        --      $ 6,343,663

            Net Income          $  (547,595)     $   (33,234)     $  (239,921)     $(1,226,908)     $(2,047,658)

            For the three months ended June 30, 1999:

                                       PDSE             PDSE            PDSE
                                       Film            Music          Digital       Corporate      Consolidated
                                -----------      -----------      -----------      -----------     ------------
            Revenues            $ 1,140,000      $   780,663      $        --      $        --      $ 1,920,663

            Net Income          $   105,000      $  (108,326)     $        --      $(1,491,858)     $(1,495,184)

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            For the six months ended June 30, 2000:

                                      PDSE             PDSE             PDSE
                                      Film            Music           Digital       Corporate       Consolidated
                               -----------      -----------       -----------      ------------      ------------
            Revenues          $ 12,068,626     $  2,982,356      $    215,801      $         --      $ 15,266,783

            Net Income        $     25,451     $     15,897      $   (561,289)     $ (2,313,597)     $ (2,833,538)

            For the six months ended June 30, 1999:

                                      PDSE             PDSE            PDSE
                                      Film            Music           Digital       Corporate       Consolidated
                               -----------      -----------       -----------      ------------      ------------
            Revenues          $  2,499,076     $  1,382,829      $         --      $         --      $  3,881,905

            Net Income        $    329,000     $   (483,326)     $         --      $ (2,214,866)     $ (2,369,192)

NOTE 9 -    RECENT AND SUBSEQUENT EVENTS:

            On March 28, 2000, Jason Paige (the "plaintiff") brought an action in the Supreme Court of New York County in the State of New York against the Company and seven other co-defendants. The plaintiff sought substantial monetary damages based upon his assertion that inclusion of music performed by him in a record and other uses of that recording were unauthorized. A settlement has been reached in this case, and it has no material impact on our financial statements.

            On June 28, 2000, the Company entered into a $1,620,472 private equity financing with Renessence Ventures bv io (the "Subscriber"), a Netherlands-based investment group. The financing involved the sale of 1,605,422 shares of Paradise common stock at a price of $1.009375 per share. The price represented a 15% discount to the closing bid price on June 22, 2000, the date on which the binding purchase commitment was made. The Subscriber also acquired two year warrants with the right to purchase an additional 240,813 shares of common stock at a price of $1.75 per share. In connection with this financing transaction, the parties executed a Subscription Agreement and a Warrant Agreement. The net proceeds received by the Company from the financing have been used and will be used for general corporate purposes.

            The Company is in the process of renegotiating employment agreements with certain key executives. It is anticipated that all such agreements will be amended and effective as of July 1, 2000; however, there is no assurance that new agreements will be reached. The Company and Jesse Dylan are in the final stages of restructuring his compensation package. The package reduces his base salary. Other portions of his compensation package, including profit participation for television commercials he directs, are currently under negotiation. The Company and M. Jay Walkingshaw are in the final stages of reaching an agreement under which Mr. Walkingshaw's services would be returned to that of a consultant or equivalent basis.

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

On May 1, 2000, members of the Screen Actors Guild and the American Federation of Television and Radio Artists commenced a strike, asking members to refuse to perform in radio and television commercials. These unions represent about 135,000 actors. This strike has had a negative impact on the timing of revenues, and potentially total revenues for the year. At this point in time it is impossible to predict the length of the strike, or its long-term effects on the Company's revenues. As of Agusut 10, 2000 the strike was still in effect. The strike has had a negative impact on operations and may continue to negatively impact PDSE Film and TV Group operations and revenues for the remainder of the fiscal year.

However, as part of a general ongoing restructuring, and specifically to address reduction in revenues due to the strike, the Company has initiated personnel and overhead cost reductions. These reductions will have an impact on expenses throughout the remainder of the fiscal year.

During the remainder of fiscal 2000, the Company expects to expand through acquisitions and joint venture arrangements in the music and entertainment industry. Our acquisition program is designed to identify, qualify and integrate similar businesses of appropriate scale, which compliment our existing businesses. It is anticipated that acquisitions may be financed through the issuance of the Company's stock as well as with funds provided from financing sources, if available.

Forward-Looking Statements

Except for the historical information contained herein, this quarterly report on Form 10-QSB may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events and to our future financial performance. These statements are only predictions and may differ from actual future events or results. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments or otherwise. Please refer to our filings with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including but not limited to risks associated with changes in general economic and business conditions (including in the online business and financial information industry), actions of our competitors, the extent to which we are able to develop new services and markets for our services, the time and expense involved in such development activities, the level of demand and market acceptance of our services and changes in business strategies.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

                  Three Months Ended June 30, 2000 Compared to
                       Three Months Ended June 30, 1999.

In aggregate, revenues for the three months ending June 30, 2000 increased $4,423,000 or 230% compared to the three-month period ending June 30,1999. The net loss was $2,047,658 for the three months ending June 30, 2000 compared to $1,495,184 for the three months ending June 30, 1999. A significant portion of the loss during the three months ending June 30, 2000, is $471,249 associated with commercial production as a result of the current SAG strike, $318,251 associated with the development of new record labels, $239,921 associated with the development of our digital initiative (PDSE Digital), and increased depreciation and amortization expenses associated with the Straw Dogs acquisition.

While Music Group revenues are higher, Film and TV Group revenues, principally from commercial production, have been negatively impacted due to the strike. As part of general ongoing restructuring, and specifically to address reduction in revenues due to the strike, the Company has initiated personnel and overhead cost reductions. In the event that the strike continues for an extended period of time, the Company may be forced to institute significant additional changes and restructuring in order to maintain its overall operations.

PDSE Film and TV Group revenues increased to $4,479,997 for the three months ended June 30, 2000 from $1,140,000 for the three months ended June 30, 1999, an increase of $3,339,997, or 293%. The increase in revenues is primarily due to the acquisition of Straw Dogs and Shelter Films, somewhat offset by the impact of the strike.

PDSE Film and TV Group cost of sales increased to $3,888,011 for three months ended June 30, 2000 from $821,835 for the three months ended June 30, 1999, an increase of $3,066,176 or 373%. Gross profit as a percentage of PDSE Film revenues decreased to 13% for the three months ended June 30, 2000, compared to 28% for the three months ended June 30, 1999. The change in cost of sales and gross profit margin is primarily due to the consolidation of Straw Dogs and the reduction in revenues due to the strike.

PDSE Music revenues increased to $1,807,855 for the three months ended June 30, 2000, from $780,663 for the three months ended June 30, 1999, an increase of $1,027,192, or 132%. The increase in revenues is primarily due to the increased sales generated from the release of Tranceport III, LTJ Bukem, and Sasha and Digweed recordings through the Company's agreement with Kinetic Records. In addition there was an increase in royalty and residual revenues from original music scores made for television programs such as Pokemon.

PDSE Music cost of sales increased to $1,011,317 for the three months ended June 30, 2000 from $300,076 for three months ended June 30, 1999, an increase of $711,241 or 237%. The increase is due to greater overall album sales and new releases. Gross profit, as a percentage of recorded music and artist management revenues, was 44% for the three months ended June 30, 2000, compared to 62% for the three months ended June 30, 1999. The decreased margin is due to the increase in sales of recorded music product compared to higher margin artist management commissions in the prior year.

PDSE Digital revenue was $55,811 for the three months ended June 30, 2000. This is the second quarter of operation for this business, so there are no comparable numbers for the same period last year. Revenues were primarily the result of the production work on several Internet shows. The net loss for this division was $239,921.

Paradise's marketing, selling, general and administrative expenses increased to $3,290,505 for the three months ended June 30, 2000 from $2,296,225 for the three months ended June 30, 1999, an increase of $994,280 or 43%. The increase is primarily attributable to marketing, selling, general and administrative expenses associated with the Straw Dogs operations. The Straw Dogs acquisition also increased depreciation and amortization expenses which totaled $260,300 for the three months ending June 30, 2000, compared to $116,506 for the three month period ending June 30, 1999. Some of these increases have been offset by personnel and overhead cost reductions initiated by the Company towards the end of the second quarter.

Net interest expense increased to $150,104 for the three months ended June 30, 2000, compared to net interest income of $5,289 for the three months ended June 30, 2000, an increase of $155,393. The increase is the result of interest due on the debt financing completed in March. The interest due included $166,974 in non-cash interest expense.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's loss before income taxes increased to $2,047,658 for the three months ended June 30, 2000, from $1,492,184 for the three months ended June 30, 1999, an increase of $555,474 or 37%. The increase was primarily due to reduced revenues and gross profit due to the impact of the strike, increased marketing, selling, general and administrative expenses partially offset by personnel and expense reductions as mentioned above, increased interest expenses, and the development of the PDSE Digital operations.

The Company's net loss increased to $2,047,658 for the three months ended June 30, 2000, from $1,495,184 for the three months ended June 30, 1999, an increase of $552,474 or 37%. The increase was primarily due to reduced revenues and gross profit due to the impact of the strike, increased marketing, selling, general and administrative expenses partially offset by personnel and expense reductions as mentioned above, increased interest expenses, and the development of the PDSE Digital operations.

                   Six Months Ended June 30, 2000 Compared to
                        Six Months Ended June 30, 1999.

In aggregate, revenues for the six months ending June 30, 2000 increased $11,384,878 or 293% compared to the six-month period ending June 30,1999. The net loss was $2,833,528 for the six months ending June 30, 2000 compared to $2,369,192 for the six months ending June 30, 1999. A significant portion of the loss during the six months ending June 30, 2000, is $561,289 associated with the development of our digital initiative (PDSE Digital), $318,251 associated with the development of new record labels, and increased depreciation and amortization expenses associated with the Straw Dogs acquisition.

While Music Group revenues are higher, Film and TV Group revenues, principally from commercial production, have been negatively impacted due to the strike. As part of general ongoing restructuring, and specifically to address reduction in revenues due to the strike, the Company has initiated personnel and overhead cost reductions. In the event that the strike continues for an extended period of time, the Company may be forced to institute significant additional changes and restructuring in order to maintain its overall operations.

PDSE Film and TV Group revenues increased to $12,068,626 for the six months ended June 30, 2000 from $2,499,076 for the six months ended June 30, 1999, an increase of $9,569,550, or 383%. The increase in revenues is primarily due to the acquisition of Straw Dogs and Shelter Films, somewhat offset by the impact of the strike.

PDSE Film and TV Group cost of sales increased to $9,596,879 for six months ended June 30, 2000 from $1,799,335 for the six months ended June 30, 1999, an increase of $7,797,544 or 433%. Gross profit as a percentage of PDSE Film revenues decreased to 21% for the six months ended June 30, 2000, compared to 28% for the six months ended June 30, 1999. The change in cost of sales and gross profit margin is primarily due to the consolidation of Straw Dogs and the reduction in revenues due to the strike.

PDSE Music revenues increased to $2,982,356 for the six months ended June 30, 2000, from $1,382,829 for the six months ended June 30, 1999, an increase of $1,599,527, or 116%. The increase in revenues is primarily due to the increased sales generated from the release of the Tranceport II, Tranceport III, LTJ Bukem, and Sasha and Digweed recordings through the company's agreement with Kinetic Records, and the Paul Hardcastle and JazzMasters III releases through the company's agreement with the adult contemporary jazz label, Trippin' 'N' Rhythm Records. In addition there was an increase in royalty and residual revenues from original music scores made for television programs such as Pokemon.

PDSE Music cost of sales increased to $1,658,349 for the six months ended June 30, 2000 from $580,187 for six months ended June 30, 1999, an increase of $1,078,162 or 186%. The increase is due to greater overall album sales and new releases. Gross profit, as a percentage of recorded music and artist management revenues, was 44% for the six months ended June 30, 2000, compared to 58% for the six months ended June 30, 1999. The decreased margin is due to the increase in sales of recorded music product compared to higher margin artist management commissions in the prior year.

PDSE Digital revenue was $215,801 for the six months ended June 30, 2000. This is the second quarter of operation for this business, so there are no comparable numbers for the same period last year. Revenues were primarily the result of production for the Yahoo! Internet Film Festival, and production work for several internet shows. The net loss for this division was $561,289.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Paradise's marketing, selling, general and administrative expenses increased to $6,423,701 for the six months ended June 30, 2000 from $3,880,607 for the six months ended June 30, 1999, an increase of $2,543,094 or 66%. The increase is primarily attributable to marketing, selling, general and administrative expenses associated with the Straw Dogs operations. The Straw Dogs acquisition also increased depreciation and amortization expenses that totaled $510,600 for the six months ending June 30, 2000, compared to $132.361 for the six month period ending June 30, 1999. Some of these increases have been offset by personnel and overhead cost reductions initiated by the Company towards the end of the second quarter.

Net interest expense increased to $190,416 for the six months ended June 30, 2000, compared to net interest income of $12,032 for the six months ended June 30, 2000, an increase of $202,448. The increase is the result of interest due on the debt financing completed in March. The interest due included $17,250 in cash payments, and $191,890 in non-cash interest expense.

The Company's loss before income taxes increased to $2,824,538 for the six months ended June 30, 2000, from $2,366,192 for the six months ended June 30, 1999, an increase of $458,346 or 19%. The increase was primarily due to reduced revenues and gross profit due to the impact of the strike, increased marketing, selling, general and administrative expenses partially offset by personnel and expense reductions as mentioned above, increased interest expenses, and the development of the PDSE Digital operations.

The Company's net loss increased to $2,833,538 for the six months ended June 30, 2000, from $2,369,192 for the six months ended June 30, 1999, an increase of $464,346 or 20%. The increase was primarily due to reduced revenues and gross profit due to the impact of the strike, increased marketing, selling, general and administrative expenses partially offset by personnel and expense reductions as mentioned above, increased interest expenses, and the development of the PDSE Digital operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2000 was $1,895,209. The operating loss for the six months was partially offset by non-cash expenses such as depreciation and amortization.

Net cash used in investing activities for the six months ended June 30, 2000 was $1,416,163. This was principally due to payments of acquisition costs in addition to amounts used to acquire property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2000 was $4,468,989 which is substantially represented by the net proceeds from the issuance of subordinated convertible debt and warrants to BayStar Capital, and the net proceeds of the private equity financing with Renessence Ventures.

The Company had working capital of $2,786,285 and stockholders' equity of $12,140,482 at June 30, 2000. The Company believes that its cash, operating cash flows and its access to capital markets, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses, future acquisitions and development of new projects for the next twelve month period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            On March 28, 2000, Jason Paige (the "plaintiff") brought an action in the Supreme Court of New York County in the State of New York against the Company and seven other co-defendants. The plaintiff sought substantial monetary damages based upon his assertion that inclusion of music performed by him in a record and other uses of that recording were unauthorized. A settlement has been reached in this case, and it has no material impact on our financial statements.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            On June 28, 2000, Paradise entered into a $1,620,472.80 private equity financing with Renessence Ventures bv io (the "Subscriber"), a Netherlands-based investment group. The financing involved the sale of 1,605,422 shares of Paradise common stock at a price of $1.009375 per share. The price represented a 15% discount to the closing bid price on June 22, 2000, the date on which the binding purchase commitment was made. The Subscriber also acquired two year warrants with the right to purchase an additional 240,813 shares of common stock at a price of $1.75 per share. In connection with this financing transaction, the parties executed a Subscription Agreement and a Warrant Agreement. The net proceeds received by Paradise from the financing have been used and will be used for general corporate purposes.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The annual meeting of shareholders was held at the Company's offices at 53 West 23rd Street, 11th Floor, New York, NY 10010, at 10:00 a.m., Eastern time, on June 29, 2000 pursuant to required notice. At the meeting the following persons were elected directors to hold office until the next annual meeting of shareholders and until their respective successors are duly elected and qualified and such persons received the number of votes indicated below opposite their respective names:

            Name                  Number of Votes For   Number of Votes Withheld
            ----                  -------------------   ------------------------
            Jesse Dylan                6,810,940                 29,315
            Richard J. Flynn           6,798,480                 41,775
            Robert A. Buziak           6,811,780                 28,475
            Thomas J. Edelman          6,811,280                 28,975
            Jeffrey Rosen              6,811,480                 28,775

            In addition, at the meeting Ernst & Young LLP was ratified as the independent public accountants for the 2000 fiscal year. The voting results were as follows:

            Number of Votes For  Number of Votes Against  Number of Votes Abstained
            -------------------  -----------------------  -------------------------
                 6,812,540               4,700                     23,015

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            28 - Financial Data Schedule

      (b)   Reports on Form 8-K

            There were no Reports on Form 8-K filed during the three months ended June 30, 2000

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

Date: August 10, 2000