Form 10QSB
period 2000-09-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 2000-11-14
CIK 1024464

PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                               September 30, 2000

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2000
                               -------------------------------------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ___________________

Commission file number                          1-12635
                       ---------------------------------------------------------

                      PARADISE MUSIC & ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

              Delaware                                        13-3906452
---------------------------------------               --------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

53 West 23rd Street, New York, New York                                 10010
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(Issuer's telephone number)                     (212) 590-2100
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

                                 Yes |X| No |_|

At November 3, 2000, the Issuer had 9,658,841 shares of Common Stock, $.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format   Yes |_| No |X|

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION                                               PAGE
                                                                            ----

Item 1  Financial Statements

             Consolidated Balance Sheet as of
              September 30, 2000 (Unaudited)                                   4

             Consolidated Statements of Operations for the Three and
              Nine Months Ended September 30, 2000 and 1999 (unaudited)        5

             Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2000 and 1999 (unaudited)           6-7

             Notes to Consolidated Financial Statements (unaudited)         8-13

Item 2  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             14-18

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                     18

Item 2  Changes in Securities and Use of Proceeds                          18-19

Item 5  Other Information                                                     19

Item 6  Exhibits and Reports on Form 8-K                                      19

        Signatures                                                            20

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                       $  1,788,928
  Accounts receivable                                           3,721,667
  Inventory                                                       183,612
  Prepaid expenses and other current assets                       969,079
                                                             ------------

      Total current assets                                                     $6,663,286

PROPERTY AND EQUIPMENT, net                                                     1,907,443

OTHER ASSETS:
  Goodwill, net                                                 8,055,115
  Investment, at cost                                           1,000,000
  Security deposits and other                                     261,363
                                                             ------------

                                                                                9,316,478
                                                                             ------------

                                                                             $ 17,887,207
                                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           $  2,602,763
  Accrued expenses                                              2,475,887
                                                             ------------

      Total current liabilities                                                $5,078,650

Long Term Convertible Debt                                                      2,190,421

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares, none issued                            --
  Common stock, $.01 par value,
   authorized 75,000,000 shares,
   issued and outstanding 9,658,841 shares                         96,588
  Capital in excess of par value                               23,904,020
  Note receivable, stockholder                                    (64,082)
  Accumulated deficit                                         (13,318,390)
                                                             ------------

      Total stockholders' equity                                               10,618,136
                                                                             ------------

                                                                             $ 17,887,207
                                                                             ============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                      September 30,
                                                    ----------------------------      ------------------------------
                                                        2000            1999              2000              1999
                                                    -----------      -----------      ------------      ------------
REVENUES                                            $ 8,504,453      $ 3,638,636      $ 23,771,236      $  7,520,541
                                                    -----------      -----------      ------------      ------------

OPERATING EXPENSES
 Cost of sales                                        6,546,045        2,335,729        18,023,249         4,715,251
 Marketing, selling, general and administrative       3,279,670        1,509,504         9,703,371         5,390,111

                                                    -----------      -----------      ------------      ------------
  Total operating expenses                            9,825,715        3,845,233        27,726,620        10,105,362
                                                    -----------      -----------      ------------      ------------

LOSS FROM OPERATIONS                                 (1,321,262)        (206,597)       (3,955,384)       (2,584,821)

INTEREST EXPENSE (INCOME), NET                          214,814          (10,215)          405,231           (22,247)
                                                    -----------      -----------      ------------      ------------

LOSS BEFORE INCOME TAXES                             (1,536,076)        (196,382)       (4,360,615)       (2,562,574)

INCOME TAXES                                              2,519               --            11,519             3,000
                                                    -----------      -----------      ------------      ------------

NET LOSS                                            $(1,538,595)     $  (196,382)     $ (4,372,134)     $ (2,565,574)
                                                    ===========      ===========      ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE             $     (0.16)     $     (0.03)     $      (0.51)     $      (0.47)
                                                    ===========      ===========      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED
 LOSS PER COMMON SHARE                                9,639,953        5,981,591         8,520,624         5,419,774
                                                    ===========      ===========      ============      ============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Nine months ended September 30,
                                                                  -------------------------------
                                                                       2000             1999
                                                                  ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $(4,372,134)      (2,565,574)
Adjustments to reconcile to net loss to net cash
  used in operating activities:
     Depreciation and amortization                                     478,035          218,864
     Amortization of goodwill                                          309,870               --
     Loss on disposal of branch operations                                  --           89,646
     Non-cash expense in connection with warrants                       53,733           (4,968)
     Provision for returns                                              37,244               --
     Common stock issued to outside
        directors, consultants, vendors and employees                   52,689          770,509
     Non-cash interest expense                                         419,650               --
Changes in operating assets and liabilities:
     Accounts receivable                                               232,870         (878,823)
     Inventory                                                        (183,612)              --
     Prepaid expenses and other current assets                        (221,435)         (19,668)
     Security deposits and other                                       294,260          156,095
     Deferred revenues                                                      --          (68,612)
     Accrued payroll and related expenses                             (253,494)         647,217
     Accounts payable and accrued expenses                            (245,645)        (395,168)
                                                                   -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                               (3,397,969)      (2,050,482)
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for property and equipment                               (265,047)        (160,102)
     Acquisition costs, net of cash acquired                          (340,924)        (213,626)

     Note receivable, officer                                               --          (98,800)
                                                                   -----------      -----------
NET CASH (USED IN) INVESTING ACTIVITIES                               (605,971)        (472,528)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from subscription receivables                                 --          100,000
     Proceeds from sale of common stock, net of expenses             1,567,022        5,613,698
     Payments from deferred financing costs                                 --          (75,459)
     Proceeds from long term convertible debt, net of expenses       1,732,017               --
     Proceeds from warrants issued with long term debt                 862,522               --

     Proceeds from note payable                                             --          (48,020)
                                                                   -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            4,161,561        5,590,219
                                                                   -----------      -----------

NET INCREASE IN CASH                                                   157,621        3,067,209

CASH, beginning of period                                            1,631,307          609,118
                                                                   -----------      -----------

CASH, end of period                                                $ 1,788,928      $ 3,676,327
                                                                   ===========      ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)

                                                                   Nine months ended September 30,
                                                                   -------------------------------
                                                                          2000         1999
                                                                   -------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for income taxes                           $ 22,653     $  6,000
                                                                        ========     ========

   Cash paid during the year for interest                               $ 61,743     $     --
                                                                        ========     ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
   Stock issued in connection with Shelter acquisition                  $178,200     $     --
                                                                        ========     ========

   Stock issued to vendor for deposit on equipment                      $     --     $166,250
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

      The consolidated results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

      PDSE Film and Television includes Straw Dogs, Inc. ("Straw Dogs") a commercial production company, Picture Vision, Inc. ("Picture Vision") a video, television and commercial production company, and Offshore Pictures, Inc. (to be renamed Shelter Films, Inc.) a commercial production company. Straw Dogs was acquired in late December 1999, and is included in operations as of January 1, 2000. Offshore Pictures was acquired in June 2000 and is included in operations as of June 2000.

      PDSE Music includes PDSE Records, Inc., which operates Label M, a jazz record label and artist support company launched in May of 2000; Mesa, a world beat record label; Bluemoon, a contemporary jazz label; Indie 5000, experimental hip-hop; Push Records ("Push"); John Leffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave") a creator of music scores and advertising themes for television and radio; All Access Entertainment Management Group, Inc. ("All Access"), a musical artist management company; and agreements with Kinetic Records (electronic and dance music), Trippin' N' Rhythm (adult urban contemporary and smooth jazz), and Jazzica (Brazillian jazz).

      PDSE Digital includes PDSE Digital, Inc. ("PDP"), which was incorporated in February 2000, and Paradise Digital Productions. PDP has production and strategic relationships with Eruptor Entertainment, Inc., an entertainment and leisure Internet destination site targeted at "Generation Y" males, and WireBreak.com, a digital entertainment destination site utilizing a unique, highly-stylized synchronization of streaming, "made-for-the-web" video and interactive animation. PDP has also entered into an alliance with Computer Associates International Inc., a leading provider of Internet software solutions, to combine their expertise in back-end software support with our content designed for the digital entertainment market.

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

      Revenue Recognition - Commercial music production revenues and the related production costs are recognized upon acceptance of the music production by the client. Royalty, residual, and licensing income is recognized when earned if the amount can be reasonably estimated, and when received if it cannot be reasonably estimated. For projects that are short in duration (primarily less than one month), video production revenues and related production costs are recorded upon completion of the video. For projects that have a longer term, video production revenues and related production costs are recorded using the percentage-of-completion method that recognizes income as work on the project progresses. In accordance with industry custom, the Company currently operates its music artist management business based on oral agreements with certain artists and customers. Pursuant to these arrangements, the Company receives up to 20% of the gross revenues received in connection with artist entertainment related earnings less certain standard industry costs. Record label revenues are recognized in accordance with the provisions of the distribution agreements.

      In June 2000, the Securities and Exchange Commission issued an amendment to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") that delayed the effective date for adoption of SAB 101 to the fourth quarter of 2000. SAB 101 provides guidance on revenue recognition criteria for certain types of transactions. SAB 101 also provides guidance on the disclosures that companies should make about their revenue recognition policies and the impact of events and trends on revenue. The Company is currently evaluating the impact of SAB 101. Management currently believes that certain items of revenue and cost of sales may need to be adjusted. The net impact on gross margin is not expected to be material.

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

      Advances - Certain record costs are capitalized as recoverable from future revenues and amortized over the expected life of the records, to the extent there is reasonable assurance that these costs will be recoverable from future sales.

      Property and Equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed as follows:

                                        Estimated
            Asset                       Useful Lives            Principal Method
            -----                       ------------            ----------------

Furniture, fixtures and equipment       5-7 Years               Straight-line

Leasehold improvements                  Term of Lease           Straight-line
                                        or 10 years
                                        whichever is shorter

Impairment of Long Lived Assets - The Company's accounting policy is to review the carrying value of long-lived assets if the facts and circumstances suggest that there may be impairment. If

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

this review indicates that the carrying value may not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

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

Loss Per Common Share - Basic earnings per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for the three and nine months ended September 30, 2000 and 1999. Unexercised stock options and outstanding stock warrants were not included in the computations of diluted earnings per common share because their effect would have been antidilutive as a result of the Company's losses.

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

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 4 - ACQUISITIONS:

      The Shelter Films acquisition was completed on June 15, 2000, and the Straw Dogs acquisition was completed on December 16, 1999. The following unaudited pro forma condensed consolidated financial information for the three and nine months ended September 30, 1999 is presented to show the results of the Company as if the Shelter Films and Straw Dogs acquisitions had occurred at the beginning of the period presented. The pro forma results include certain adjustments, including increased amortization related to goodwill, and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned date.

                            Three months ended    Nine months ended      Three months ended     Nine months ended
                            September 30, 2000    September 30, 2000     September 30, 1999     September 30, 1999
                            ------------------    ------------------     ------------------     ------------------
Net revenues                   $ 8,504,453           $ 25,064,936           $ 11,145,425           $ 42,502,761
                               -----------           ------------           ------------           ------------
Net loss                       $(1,538,595)          $ (4,328,119)          $     (2,280)          $ (1,238,230)
                               -----------           ------------           ------------           ------------
Loss per common share          $     (0.16)          $      (0.51)          $      (0.00)          $      (0.23)
                               -----------           ------------           ------------           ------------

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

      The Company has employment agreements with seven of its principal executives, which provide for various compensation and bonus arrangements. For the three months ended September 30, 2000 and 1999, approximately $699,413 and $412,500, respectively, has been expensed under the bonus plans and employment agreements. For the nine months ended September 30, 2000 and 1999, approximately $2,049,413 and $1,215,000, respectively, has been expensed under the bonus plans and employment agreements. These costs are included in marketing, selling, general and administrative expenses.

      Paradise's subsidiary Shelter Films is involved in an arbitration proceeding brought by a former commercial director asserting a claim for profit participation in the amount of approximately $190,000 earned during the term of his exclusive director agreement. Shelter Films claims that the director breached the exclusivity and non-solicitation provisions of his agreement and therefore is contesting the director's claim. Paradise is incurring attorney's fees in connection with this action. In the opinion of management, the ultimate outcome of this action should not have a material impact on the liquidity, results of operations or financial condition of the Company.

NOTE 6 - STOCKHOLDERS' EQUITY

      The Company entered into consulting agreements with various consultants in 2000 for professional and financial services. The consultants will be compensated for their services (either partially or in full) through the issuance of an aggregate of 92,500 warrants to purchase the Company's common stock. The warrants typically vest immediately and have exercise prices ranging from $1.06 to $5.00 per share. The warrants are valued at approximately $52,000 as of September 30, 2000, and approximately $52,000 has been expensed under these agreements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 7 - ECONOMIC DEPENDENCY:

      Approximately $2,392,445 and $1,844,000 of television and film production revenues for the three months ended September 30, 2000 and 1999, respectively, were derived from 3 and 2 customers, respectively. Approximately $3,523,944 and $3,977,000 of television and film production revenues for the nine months ended September 30, 2000 and 1999 were derived from 3 and 3 customers, respectively. As of September 30, 2000 and 1999, approximately $591,580 and $859,000, respectively, was owed in the aggregate to the Company related to these revenues.

NOTE 8 - INFORMATION CONCERNING BUSINESS SEGMENTS

      Segment information listed below reflects the three principal business units of the Company for the three and nine months ended September 30, 2000 and 1999. Each segment is managed according to the products or services provided to the respective customers and segment information is reported on the basis of reporting to the Company's Chief Operating Decision Maker (CODM).

      For the three months ended September 30, 2000:

                            PDSE                  PDSE                PDSE
                            Film                 Music             Digital             Corporate           Consolidated
                    ------------           -----------           ---------           -----------           ------------
Revenues            $  6,531,186           $ 1,842,549           $  52,767           $    77,951           $  8,504,453
Net Income          $    (18,917)          $    14,359           $(109,138)          $(1,424,899)          $ (1,538,595)

      For the three months ended September 30, 1999:

                            PDSE                  PDSE                PDSE
                            Film                 Music             Digital             Corporate           Consolidated
                    ------------           -----------           ---------           -----------           ------------
Revenues            $  2,913,326           $   725,310           $      --           $        --           $  3,638,636
Net Income          $    505,952           $    79,156           $      --           $  (781,490)          $   (196,382)

      For the nine months ended September 30, 2000:

                            PDSE                  PDSE                PDSE
                            Film                 Music             Digital             Corporate           Consolidated
                    ------------           -----------           ---------           -----------           ------------
Revenues            $ 18,599,812           $ 4,824,905           $ 268,568           $    77,951           $ 23,771,236
Net Income          $      7,099           $    30,258           $(670,427)          $(3,739,064)          $ (4,372,134)

      For the nine months ended September 30, 1999:

                            PDSE                  PDSE                PDSE
                            Film                 Music             Digital             Corporate           Consolidated
                    ------------           -----------           ---------           -----------           ------------
Revenues            $  5,412,402           $ 2,108,139           $      --           $        --           $  7,520,541
Net Income          $    834,952           $  (404,170)          $      --           $(2,996,356)          $ (2,565,574)

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 9 - RECENT AND SUBSEQUENT EVENTS:

      The Company and M. Jay Walkingshaw entered into a separation agreement and general release whereby Mr. Walkingshaw resigned from all positions he held as an officer or director of the Company as of September 1, 2000. Under the terms of the settlement, Mr. Walkingshaw received $50,000 and is entitled to additional contingent payments up to a maximum of $200,000 in the event that certain EBITDA targets for each of the next two years are achieved. In connection with the termination 400,000 options held by Mr. Walkingshaw were cancelled, leaving him with 200,000 vested options exercisable at $5.00 per share.

      On October 18, 2000, Paradise reached an agreement with the private equity funds BayStar Capital and BayStar International Ltd. whereby the BayStar entities will exchange $3.1 million in Paradise 9% Senior Subordinated Convertible securities for: Paradise's equity stake in Eruptor Entertainment, one million shares of Paradise Common Stock and warrants to purchase 500,000 shares of Paradise Common Stock at $2.00 per share. Formal definitive documents were signed on November 6, 2000. These documents are being held in escrow pending the review and execution by Eruptor Entertainment of the Consent to transfer the shares, Consent to transfer the rights under the Co-Sale Agreement between Paradise and Eruptor Entertainment and confirmation that the new stock certificates will be issued to the BayStar entities within three days of receipt of the proper documentation. The exchange will enable Paradise to retire all outstanding Paradise 9% Senior Subordinated Convertible securities and thereby eliminate all outstanding long-term debt. The transaction will also eliminate the related annual interest expense of approximately $288,000 and the non-cash imputed interest expense of approximately $397,900. Paradise will record a one-time net loss of less than $1 million related to the exchange in the fourth quarter.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company") is engaged in several aspects of the creative, entertainment and music industries. Our strategic goal is to create an entertainment company capable of producing quality content for any entertainment medium. We intend to increase our presence in the entertainment industry by concentrating our efforts on developing our core businesses, by acquiring other viable companies which enhance our core businesses and by acquiring companies engaged in collateral lines of business.

The Company currently derives most of its revenues from the production of television commercials; the production of music videos used to promote music artists, music specials, and programs for television networks; the production of original music scores and advertising themes for television, radio, film, and other video broadcasters; the management of music artists and the sales of recorded music in specific genres.

The results of operations of the Company's operating subsidiaries are subject to seasonal and other variations. Consequently, the Company's results of operations from period to period may be materially affected. The timing of new record releases, music video or live event productions and commercial production activity, for example, could materially impact the Company's operating results. Additionally, due to the success of particular artists, artists' touring schedules and the timing of music television specials, it is possible that the Company could also experience material fluctuations in revenue from year to year.

On May 1, 2000, members of the Screen Actors Guild and the American Federation of Television and Radio Artists commenced a strike asking members to refuse to perform in radio and television commercials (the "SAG strike"). These unions represent about 135,000 actors. The SAG strike has had a negative impact on the commercial production industry and Paradise's commercial production division, but on October 22, a tentative resolution was announced by the involved parties, with a ratification of the terms expected in the near future. The SAG strike has had a negative impact on operations and its continuance would negatively impact PDSE Film and TV Group operations and revenues.

As part of a general, active and ongoing cost cutting discipline aimed at better aligning Paradise's overhead structure and costs with its current revenue streams, the Company has continued to implement a program of personnel, internal and external overhead cost reductions. Excluding one-time costs related to these actions, these reductions are expected to have a beneficial impact on expenses throughout the remainder of the fiscal year and beyond.

The Company is reviewing the profit and/or loss projections and cash needs of each of its businesses. This review has been necessitated by the limited available cash resources of the Company and the commitment of management to reach profitability in the next year. The Company will be considering the possible sale of certain divisions or operations as well as the implementation of cutbacks in personnel and other costs. Among the actions being considered is the possible transfer or sale of certain of the business units of the Company to the executives in charge of such operations in exchange for an ongoing profit participation and/or termination of their employment contracts. It is anticipated that the Company will enter into a revised employment agreement with its Chief Executive Officer, Jesse Dylan, which reduces or eliminates the compensation of Mr. Dylan for his administrative services and in consideration for this reduction provides Mr. Dylan with a substantial share of revenues received from commercial directing and services provided by him to customers. It is also anticipated that effective on or after December 31, 2001 either party may terminate the employment agreement on 30 days prior written notice.

All of the foregoing discussion of anticipated changes is subject to negotiations and completion and there can be no assurance that any one or more of these changes will take place. The future cash requirements of the Company will be dependent upon the outcome of this review and the changes put into effect. It is anticipated that the Company will need, in any event, to raise additional funds through equity or debt financing in support of its overall plans. There can be no assurance that such financing can be obtained on terms acceptable to the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for the historical information contained herein, this quarterly report on Form 10-QSB may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events and to our future financial performance. These statements are only predictions and may differ from actual future events or results. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments or otherwise. Please refer to our other filings with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including but not limited to risks associated with changes in general economic and business conditions, actions of our competitors, the extent to which we are able to develop new services and markets for our services, the time and expense involved in such development activities, the level of demand and market acceptance of our services and changes in business strategies.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

In aggregate, revenues for the three months ended September 30, 2000 increased to $8,504,453 or 134% compared to revenues of $3,638,636 in the three-month period ended September 30, 1999. The net loss was $1,538,595 for the three months ended September 30, 2000 compared to $196,382 for the three months ended September 30, 1999. While Music Group and Film and TV Group revenues were higher, Film and TV Group revenues, principally from commercial production, were negatively impacted by the SAG strike. As part of general ongoing overhead reduction efforts, the Company has initiated personnel and overhead cost reductions.

PDSE Film and TV Group revenues increased to $6,531,186 for the three months ended September 30, 2000 from $2,913,326 for the three months ended September 30, 1999, an increase of $3,617,860 or 124%. Notwithstanding the impact of the SAG strike, the increase in revenues is primarily due to contribution of commercial production businesses, Straw Dogs and Shelter Films, which were acquired in December 1999 and June 2000, respectively. There was no contribution from these businesses in the year-ago period.

PDSE Film and TV Group cost of sales increased to $5,416,079 for three months ended September 30, 2000 from $1,930,551 for the three months ended September 30, 1999, an increase of $3,485,528 or 181% . Gross profit as a percentage of PDSE Film revenues decreased to 17% for the three months ended September 30, 2000, compared to 34% for the three months ended September 30, 1999. The change in cost of sales and gross profit margin is primarily due to the consolidation of the operating results of Straw Dogs and Shelter Films, which businesses carry relatively lower gross profit margins than other Film and TV Group businesses.

PDSE Music Group revenues increased 154% to $1,842,549 for the three months ended September 30, 2000, from $725,310 for the three months ended September 30, 1999. The increase in revenues is primarily due to the increased sales generated from a growing slate of recordings being released through the Company's agreement with Kinetic Records. In addition there was an increase in royalty and residual revenues from original music scores made for television programs and filmed entertainment such as Pokemon.

PDSE Music Group cost of sales increased to $1,118,967 for the three months ended September 30, 2000 from $405,178 for the three months ended September 30, 1999, an increase of $713,789 or 176%. The increase is due to greater overall album sales and new releases. Gross profit, as a percentage of recorded music and artist management revenues, was 40% for the three months ended September 30, 2000, compared to 44% for the three months ended September 30, 1999. The decreased gross margin is due to the increase in sales of recorded music product compared to higher margin artist management commissions in the prior year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

PDSE Digital Group revenue increased to $52,767 for the three months ended September 30, 2000. This is the third quarter of operations for this business, so there are no comparable results for the same period last year. Revenues were primarily the result of production work on several Internet series. The gross profit for this division was $41,767.

Paradise's marketing, selling, general and administrative expenses increased to $3,279,670 for the three months ended September 30, 2000 from $1,509,504 for the three months ended September 30, 1999, an increase of $1,770,166 or 117%. The increase is primarily attributable to marketing, selling, general and administrative expenses resulting from the addition of the Straw Dogs and Shelter Films operations. Some of these increases have been offset by personnel and overhead cost reductions initiated by the Company toward the end of the second quarter of 2000. Marketing, selling, general and administrative expense also reflects $368,288 in one-time costs associated with severance and other costs due to the overhead reduction program initiated primarily in the second quarter of 2000. The depreciation and amortization expenses totaled $271,353 for the three months ended September 30, 2000, compared to $34,000 for the three month period ended September 30, 1999, principally reflecting the impact of the Straw Dogs acquisition.

Net interest expense increased to $214,814 for the three months ended September 30, 2000, compared to net interest income of $10,215 for the three months ended September 30, 1999. The increase is the result of interest expense related to $3 million convertible debt financing completed in March 2000. Interest expense in the three months ended September 30, 2000 included $227,760 in non-cash interest expense.

The Company's net loss increased to $1,538,595 for the three months ended September 30, 2000, from $196,382 for the three months ended September 30, 1999, an increase of $1,342,213 or 683%. The increase was primarily due to increased marketing, selling, general and administrative expenses principally related to the addition of the Straw Dogs and Shelter Films operations, increased interest expenses, decreased profitability associated with the effect of the SAG strike, costs associated with the development of new record labels and the development of the PDSE Digital initiative, $368,288 in one time severance and other costs due to the overhead reduction program, legal costs associated with the settlement of the litigation against Rave brought in March 2000, increased depreciation and amortization expenses resulting principally from the Straw Dogs acquisition. These costs were partially offset by personnel and expense reductions as mentioned above.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

In aggregate, revenues for the nine months ended September 30, 2000 increased to $23,771,236 or 216% compared to the nine-month period ended September 30,1999. The net loss was $4,372,134 for the nine months ended September 30, 2000 compared to $2,565,574 for the nine months ended September 30, 1999. A significant portion of the loss during the nine months ended September 30, 2000, relates to $2,497,796 associated with additional overhead related to the commercial production operations of Straw Dogs and Shelter Films, $670,427 in costs associated with the development of PDSE Digital, $633,694 in costs associated with the development of new record labels, interest expense related to the $3 million convertible debt financing, increased depreciation and amortization expense associated with the Straw Dogs acquisition and decreased profitability associated with the effect of the SAG strike.

While both Music Group and Film Group revenues are higher, Film Group revenues, principally from commercial production, were negatively impacted due to the SAG strike. In order to better align its cost structure and overhead with its revenues, the Company has initiated personnel and overhead cost reductions.

PDSE Film and TV Group revenues increased to $18,599,812 for the nine months ended September 30, 2000 from $5,412,402 for the nine months ended September 30, 1999, an increase of $13,187,410 or 244%. The increase in revenues is primarily due to the contribution from the operations of Straw Dogs and Shelter Films, although the performance of these has been less than expected due to the SAG strike.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

PDSE Film and TV Group cost of sales increased to $15,012,957 for the nine months ended September 30, 2000 from $3,729,906 for the nine months ended September 30, 1999, an increase of $11,283,051 or 302%. Gross profit as a percentage of PDSE Film revenues decreased to 19% for the nine months ended September 30, 2000, compared to 31% for the nine months ended September 30, 1999. The change in cost of sales and gross profit margin is primarily due to the acquisition of Straw Dogs and Shelter Films which operate with lower gross profit margins.

PDSE Music revenues increased to $4,824,905 for the nine months ended September 30, 2000, from $2,108,139 for the nine months ended September 30, 1999, an increase of $2,716,766 or 128%. The increase in revenues is primarily due to the increased sales generated from a growing slate of recordings being released through the Company's agreements with Kinetic Records and the adult contemporary jazz label, Trippin' 'N' Rhythm Records. In addition there was an increase in royalty and residual revenues from original music scores made for television programs such as Pokemon.

PDSE Music cost of sales increased to $2,777,316 for the nine months ended September 30, 2000 from $985,365 for nine months ended September 30, 1999, an increase of $1,791,951 or 182%. The increase is principally due to greater overall album sales and new releases. Gross profit, as a percentage of recorded music and artist management revenues, was 42% for the nine months ended September 30, 2000, compared to 53% for the nine months ended September 30, 1999. The decreased margin is due to the increase in sales of recorded music product compared to higher margin artist management commissions in the prior year.

PDSE Digital revenue was $268,568 for the nine months ended September 30, 2000. This is the third quarter of operation for this business, so there are no comparable results for the same period last year. Revenues were primarily the result of production work for various destination portals and Internet syndicators. The net loss for this division was $670,427.

Paradise's marketing, selling, general and administrative expenses increased to $9,703,371 for the nine months ended September 30, 2000 from $5,390,111 for the nine months ended September 30, 1999, an increase of $4,313,260 or 80%. The increase is primarily attributable to marketing, selling, general and administrative expenses resulting from the addition of the Straw Dogs and Shelter Films operations. Additionally, marketing, selling, general and administrative expense reflects $368,288 in one-time costs associated with severance and other costs due to the overhead reduction program initiated primarily in the second quarter of 2000. Depreciation and amortization expenses increased to $787,906 for the nine months ended September 30, 2000, compared to $218,864 for the nine month period ended September 30, 1999, principally as a result of the impact of the Straw Dogs acquisition. Some of these increases have been offset by personnel and overhead cost reductions initiated by the Company toward the end of the second quarter.

Net interest expense increased to $405,231 for the nine months ended September 30, 2000, compared to net interest income of $34,279 for the nine months ended September 30, 1999, an increase of $439,510. The increase is the result of interest due on the convertible debt issued in March. A majority of the increase is due to the amortization of the interest expense incurred on the convertible debt.

The Company's net loss increased to $4,372,134 for the nine months ended September 30, 2000, from $2,565,574 for the nine months ended September 30, 1999, an increase of $1,806,560 or 70%. The increase was primarily due to increased marketing, selling, general and administrative expenses principally related to expenses associated with the addition of the Straw Dogs and Shelter Films operations, one-time severance and other costs due to the overhead reduction program, increased interest expenses, decreased profitability associated with the effect of the SAG strike, costs associated with the development of new record labels and related businesses and the development of the PDSE Digital initiative, legal costs associated with the settlement of the litigation against Rave brought in March 2000, increased depreciation and amortization expenses resulting principally from the Straw Dogs acquisition. These costs were partially offset by personnel and expense reductions as referenced above.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2000 was $3,397,969. The operating loss for the nine months was partially offset by non-cash expenses such as depreciation and amortization and non-cash interest expense.

Net cash used in investing activities for the nine months ended September 30, 2000 was $605,971. This was principally due to payments of acquisition costs in addition to amounts used to acquire property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2000 was $4,161,561 which is substantially represented by the net proceeds from the issuance of subordinated convertible debt and warrants to BayStar Capital and BayStar International, and the net proceeds of a private equity financing with Renessence Ventures.

The Company had working capital of $1,584,636 and stockholders' equity of $10,618,136 at September 30, 2000. The Company is reviewing the profit and/or loss projections and cash needs of its businesses. The future cash requirements of the Company will be dependent upon the outcome of this review and the changes put into effect. This section should be read in conjunction with the last paragraph set forth at Management's Discussion and Analysis of Financial Condition and Results of Operations - General section.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Paradise's subsidiary Shelter Films is involved in an arbitration proceeding brought by a former commercial director asserting a claim for profit participation in the amount of approximately $190,000 earned during the term of his exclusive director agreement. Shelter Films claims that the director breached the exclusivity and non-solicitation provisions of his agreement and therefore is contesting the director's claim. Paradise is incurring attorney's fees in connection with this action. In the opinion of management, the ultimate outcome of this action should not have a material impact on the liquidity, results of operations or financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 18 2000, Paradise reached an agreement with the private equity funds BayStar Capital and BayStar International Ltd. whereby the BayStar entities will exchange $3.1 million in Paradise 9% Senior Subordinated Convertible securities for: Paradise's equity stake in Eruptor Entertainment, one million shares of Paradise Common Stock and warrants to purchase 500,000 shares of Paradise Common Stock at $2.00 per share. Formal definitive documents were signed on November 6, 2000. These documents are being held in escrow pending the review and execution by Eruptor Entertainment of the Consent to transfer the shares, Consent to transfer the rights under the Co-Sale Agreement between Paradise and Eruptor Entertainment and confirmation that the new stock certificates will be issued to the BayStar entities within three days of receipt of the proper documentation. The exchange will enable Paradise to retire all outstanding Paradise 9% Senior Subordinated Convertible securities and thereby eliminate all outstanding long-term debt. The transaction will also eliminate the related annual interest expense of approximately $288,000 and the non-cash imputed interest expense of approximately $397,900. Paradise will record a one-time net loss of less than $1 million related to the exchange in the fourth quarter.

Paradise decreased outstanding warrants issued to outside directors. Warrants to purchase an aggregate of 325,000 shares of Paradise common stock at an exercise price ranging from $5.00 to $5.25 per share were exchanged for warrants to purchase an aggregate of 162,500 shares of Paradise common stock at an exercise price of $1.25 per share.

Paradise decreased outstanding warrants issued to certain consultants. Warrants to purchase an aggregate of 525,000 shares of Paradise common stock at an exercise price ranging from $4.00 to $8.00 per share were exchanged for warrants to purchase an aggregate of 270,000 shares of Paradise common stock at an exercise price ranging from $1.25 to $2.50 per share.

ITEM 5. OTHER INFORMATION

On May 1, 2000, members of the Screen Actors Guild and the American Federation of Television and Radio Artists commenced a strike asking members to refuse to perform in radio and television commercials (the "SAG strike"). These unions represent about 135,000 actors. The SAG strike has had a negative impact on the commercial production industry and Paradise's commercial production division. As of September 30, 2000 the SAG strike was still in effect, but on October 22 a tentative resolution was announced by the involved parties, with a ratification of the terms expected in the near future. The SAG strike has had a negative impact on operations and its continuance would negatively impact PDSE Film and TV Group operations and revenues.

On October 20, 2000, Paradise retained the investment banking and brokerage firm, Donald & Co. Securities, Inc. as its non-exclusive financial advisor. Donald & Co. will assist Paradise in developing and implementing its financial plans and securing any needed capital. Donald & Co. will also work to expand Paradise's visibility, support and base of market makers in the financial community. The agreement expires June 30, 2002, and is cancelable by either party with 30 days prior written notice. In consideration of Donald & Co.'s services, Paradise has granted it warrants to purchase 200,000 shares of common stock at $1.50 per share. The warrants can be called by Paradise pursuant to certain conditions. The warrants vest over the term of the agreement, with 100,000 vesting at the time of signing, and the remainder vesting over the duration of the agreement. The warrants expire in equal amounts on December 31, 2002 and December 31, 2003.

Paradise reported that it was notified by Nasdaq's listing qualifications department on October 18, 2000 that its common stock had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days, as required for continued listing on the Nasdaq SmallCap Market. Paradise had until January 16, 2001 to regain compliance. On November 7, 2000, Paradise was informed by Nasdaq that based on its having maintained a minimum bid price of at least $1.00 for a minimum of 10 consecutive trading days, Nasdaq had determined that Paradise was in full compliance with Nasdaq rules and closed the matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            28 - Financial Data Schedule

      (b)   Reports on Form 8-K

            There were no Reports on Form 8-K filed during the three months ended September 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        PARADISE MUSIC & ENTERTAINMENT, INC.


                                        By: /s/ Richard J. Flynn
                                           -------------------------------------
                                           Richard J. Flynn, CHIEF FINANCIAL
                                           OFFICER

Date: November 14, 2000