Form 10QSB
period 2001-03-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2001-05-21
CIK 1024464

PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                                 March 31, 2001

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2001
                               -------------------------------------------------

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

                                 Yes |X| No |_|

At May 11, 2001, the Issuer had 11,127,984 shares of Common Stock, $.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format   Yes |_|  No |X|

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION                                              PAGE

Item 1   Financial Statements

             Condensed Consolidated Balance Sheet as of
              March 31, 2001 (Unaudited)                                       4

             Condensed Consolidated Statements of Operations for the Three
              Months Ended March 31, 2001 and 2000 (unaudited)                 5

             Condensed Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2001 and 2000 (unaudited)               6-7

             Notes to Condensed Consolidated Financial Statements
              (unaudited)                                                   8-12

Item 2   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           13-14

PART II  OTHER INFORMATION

Item 2   Changes in Securities and Use of Proceeds                            15

Item 5   Other Information                                                    15

Item 6   Exhibits and Reports on Form 8-K                                  15-16

         Signatures                                                          16

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                   (unaudited)

                ASSETS

CURRENT ASSETS:
  Cash                                               $    845,558
  Accounts receivable                                   2,656,656
  Inventory                                               373,781
  Prepaid expenses and other current assets               427,818
                                                     ------------

    Total current assets                                           $  4,303,813

PROPERTY AND EQUIPMENT, net                                           1,729,046

OTHER ASSETS:
  Goodwill, net                                         7,882,293
  Security deposits and other                             286,394
                                                     ------------

                                                                      8,168,687
                                                                   ------------

                                                                   $ 14,201,546
                                                                   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $  4,500,209

COMMITMENTS                                                                  --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
    authorized 5,000,000 shares, none issued                   --
  Common stock, $.01 par value,
    authorized 75,000,000 shares,
    issued and outstanding 11,127,984 shares              111,280
  Capital in excess of par value                       24,938,219
  Note receivable, stockholder                            (44,082)
  Accumulated deficit                                 (15,304,080)
                                                     ------------

    Total stockholders' equity                                        9,701,337
                                                                   ------------

                                                                   $ 14,201,546
                                                                   ============

     See accompanying notes to condensed consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended
                                                   ----------------------------
                                                     March 31,       March 31,
                                                       2001            2000
                                                   ------------    ------------

 REVENUES                                          $  9,451,468    $  8,923,120
                                                   ------------    ------------

OPERATING EXPENSES
  Cost of sales                                       7,982,624       6,526,492
  Marketing, selling, general and administrative      3,023,055       3,142,196
                                                   ------------    ------------
      Total operating expenses                       11,005,679       9,668,688
                                                   ------------    ------------

LOSS FROM OPERATIONS                                 (1,554,211)       (746,568)

INTEREST EXPENSE (INCOME), NET                          (13,036)         40,312
                                                   ------------    ------------

 NET LOSS                                          $ (1,541,175)   $   (785,880)
                                                   ============    ============

 BASIC AND DILUTED LOSS PER COMMON SHARE           $      (0.14)   $      (0.10)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED
 LOSS PER COMMON SHARE                               10,820,445       7,868,657
                                                   ============    ============

     See accompanying notes to condensed consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Three Months Ended
                                                                         --------------------------
                                                                          March 31,      March 31,
                                                                            2001           2000
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(1,541,175)   $  (785,880)
Adjustments to reconcile to net loss to net cash
  used in operating activities:
   Depreciation and amortization                                             295,983        151,220
   Amortization of goodwill                                                                  99,100
   Non-cash consulting expense in connection with warrants and options        16,155          1,293
   Provision for returns                                                    (105,726)
   Common stock issued and warrants granted to outside
    directors, consultants, vendors and employees                             11,824         22,500
Changes in operating Assets and Liabilities:
   Accounts receivable                                                     2,654,426        835,240
   Inventory                                                                 (42,790)
   Prepaid expenses and other current assets                                  58,067       (388,887)
   Security deposits and other assets                                         36,501        250,135
   Accrued payroll and related expenses                                     (109,000)      (118,746)
   Accounts payable and accrued expenses                                  (1,599,430)       (67,455)
                                                                         -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                       (325,165)        (1,480)
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                         (1,238)       (90,675)
   Acquisition costs, net of cash acquired                                        --       (859,753)
   Note receivable, officer                                                   20,000             --
                                                                         -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           18,762       (950,428)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term convertible debt, net of expenses                      --      1,854,954
   Proceeds from warransts issued with long term debt                             --        978,060
                                                                         -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         --      2,833,014
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH                                             (306,403)      1,881,106

CASH, beginning of period                                                  1,151,961      1,631,307
                                                                         -----------    -----------

CASH, end of period                                                      $   845,558    $ 3,512,413
                                                                         ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)

                                                                             Three Months Ended
                                                                         --------------------------
                                                                          March 31,      March 31,
                                                                            2001           2000
                                                                         -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
   Cash paid during the period for income taxes                          $        --    $    22,653
                                                                         ===========    ===========

   Cash paid during the period for interest                              $     1,463    $    67,998
                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

   Options granted for services                                          $    16,155    $        --
                                                                         ===========    ===========

   Stock issued in exchange for services                                 $    11,824    $    22,500
                                                                         ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION:

         The condensed consolidated financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report for the period ended December 31, 2000 on Form 10-KSB.

         The consolidated results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - ORGANIZATION AND NATURE OF OPERATIONS:

         Paradise Music & Entertainment, Inc. ("Paradise") was formed in July 1996. We are an entertainment company focused on supplying state-of-the art film, video, digital and music-related products, services and content to traditional and web-centric entertainment businesses. Our products, services and content are offered through three operating groups, namely:

         PDSE Film and Television Group includes our commercial production companies Straw Dogs, Inc. ("Straw Dogs") and Shelter Films, Inc. ("Shelter Films"), and Picture Vision, Inc. ("Picture Vision"), our video, television and commercial production company.

         PDSE Music Group includes the following operating divisions:

         o PDSE Records, Inc. produces and releases jazz music for sale to the public through its Label M division and African music through its IndigeDisc division formed in October 2000. The majority of PDSE Records' releases are distributed in the U.S. through its agreement with Ryko Distribution and also distributes its releases worldwide through distributors on a territory by territory basis.

         o Push Records, Inc. ("Push") produces records for sale to the public and has a distribution agreement with V2 Records for the U.S. distribution of records currently through BMG.

         o PDSE Records and Push also maintain licensing, marketing and distribution and joint venture agreements with Kinetic Records (electronic and dance music), Trippin' N' Rhythm (adult urban contemporary and smooth jazz), and Mesa Records (jazz, pop/rock).

         o John Leffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave") produces music for commercials as well as original musical content for programs and movies, such as the theme music and underscore for the kids' television series Pokemon.

         o All Access Entertainment Management Group, Inc. ("All Access") provides comprehensive career management services for established, as well as up and coming, music industry talent.

         PDSE Digital Group includes PDSE Digital, Inc. ("PDP"), which was incorporated in February 2000, and Paradise Digital Productions. PDP, through its division Paradise Digital Productions, maintains an alliance with Computer Associates International Inc., a leading provider of Internet software solutions, to combine their expertise in back-end software support with our content designed for the digital entertainment market. Due to the rapid shift in the digital entertainment markets, however, PDSE Digital had adopted a more risk adverse and opportunistic approach. The Company has elected to discontinue the operations of the PDSE Digital Group as more fully explained in Management's Discussion and Analysis.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation - The consolidated financial statements include the accounts of Paradise and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Revenue Recognition - Commercial music production revenues and the related production costs are recognized upon acceptance of the music production by the client. Royalty and residual income which relates to musical compositions used in television series are recognized when earned and the amount can be reasonably estimated, and when received if it cannot be reasonably estimated. For projects that are short in duration (primarily less than one month), video production revenues and related production costs are recorded upon completion of the video. For projects that have a longer term, video production revenues and related production costs are recorded using the percentage-of-completion method that recognizes income as work on the project progresses. In accordance with industry custom, the Company currently operates its music artist management business based on oral agreements with certain artists and customers. Pursuant to these arrangements, the Company receives up to 20% of the gross revenues received in connection with artist entertainment related earnings less certain standard industry costs. Record label revenues are recognized in accordance with the provisions of the distribution agreements. Certain record costs are capitalized as recoverable from future revenues and amortized over the expected life of the records, to the extent there is reasonable assurance that these costs will be recoverable from future sales. The Company is accounting for these costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 50 "Financial Reporting in the Record and Music Industry."

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

         Goodwill - The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over a period of 15 years. The Company continually evaluates the carrying value of goodwill and other intangible assets. Any impairments would be recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

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

         Loss Per Common Share - Basic earnings per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for the three months ended March 31, 2001 and 2000. Unexercised stock options and outstanding stock warrants were not included in the computations of diluted earnings per common share because their effect would have been antidilutive as a result of the Company's losses.

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

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 4 - GOING CONCERN CONSIDERATION:

         The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March
         31, 2001, the Company had a working capital deficit of approximately $196,000, an accumulated deficit of approximately $15.3 million, and has incurred losses since its inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include further staff and expense reductions under a more aggressive restructuring plan, establishment of accounts receivable and royalty financing (see Note 10), and other debt and equity financings, along with strategic acquisitions of complementary businesses, the evaluation of its current operating segments and development of new revence sources. There can be no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms, if at all. Continuation of the Company as a going concern is dependent upon its ability to resolve its liquidity problem and attain future profitable operations. The financial statements do not include any adjustment that might result from this uncertainty.

NOTE 5 - ACQUISITIONS:

         The Shelter Films acquisition was completed on June 15, 2000. The following unaudited pro forma condensed consolidated financial information for the three months ended March 31, 2000 is presented to show the results of the Company as if the Shelter Films acquisitions had occurred at the beginning of the period presented. The pro forma results include certain adjustments, including increased amortization related to goodwill and are not necessarily indicative of what the results would have been had the transactions actually occurred on the aforementioned date.

                                               Three months ended
                                                 March 31, 2000
                                               ------------------
         Net Revenues                             $10,223,149

         Net loss                                 $  (886,569)

         Loss per common Share                    $     (0.11)

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

         The Company has employment agreements with eight of its principal executives, which provide for various compensation and bonus arrangements. For the three months ended March 31, 2001 and 2000, approximately $458,000 and $850,000, respectively, has been expensed under the bonus plans and employment agreements. These costs are included in marketing, selling, general and administrative expenses.

NOTE 7 - STOCKHOLDERS' EQUITY

         The Company entered into consulting agreements with various consultants in 2001 for professional and financial services. The consultants will be compensated for their services (either partially or in full) through the issuance of an aggregate of 27,027 shares of the Company's common stock. The stock was issued in March 2001 at a price of $.44 per share. The stock was valued at approximately $12,000.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 8 - ECONOMIC DEPENDENCY:

         Approximately $5,660,000 and $1,408,000 of PDSE Film and TV Group production revenues for the three months ended March 31, 2001 and 2000, respectively, were derived from two and three customers, respectively. As of March 31, 2001 and 2000, approximately $83,000 and $152,000 of these revenues remained uncollected.

         Approximately $833,000 of PDSE Music Group revenues for the three months ended March 31, 2001 was derived from four customers. As of March 31, 2001 approximately $577,000 of these revenues remained uncollected.

NOTE 9 - INFORMATION CONCERNING BUSINESS SEGMENTS

         Segment information listed below reflects the three principal business units of the Company for the three months ended March 31, 2001 and 2000. Each segment is managed according to the products or services provided to the respective customers.

         For the three months ended March 31, 2001:

                            PDSE           PDSE          PDSE
                            Film           Music        Digital      Corporate     Consolidated
                        -----------    ----------     -----------   -----------    ------------
Revenues                $ 8,167,676    $ 1,283,792    $        --   $        --    $ 9,451,468
Net income (loss)       $  (221,105)   $  (267,493)   $        --   $(1,052,577)   $(1,541,175)

         For the three months ended March 31, 2000:

                            PDSE           PDSE          PDSE
                            Film           Music        Digital      Corporate     Consolidated
                        -----------    ----------     -----------   -----------    ------------
Revenues                $ 7,588,629    $ 1,174,501    $   159,990   $        --    $ 8,923,120
Net income (loss)       $   573,131    $    49,131    $  (321,368)  $(1,086,774)   $  (785,880)

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 10 - RECENT AND SUBSEQUENT EVENTS:

         On April 25, 2001, the Company entered into a financing agreement with Porter Capital Corporation for a credit line against receivables up to $1.5 million. The interest rate per invoice is the higher of 10.5% per annum or the prime rate plus 2.50%. The factoring rate is 3.25% per invoice with available rebates up to 2.25% depending on speed of collection of such invoice from the customer. In conjunction with the transaction, Paradise issued Porter Capital a warrant to purchase 75,000 shares of Paradise common stock at $.25 per share, vesting and exercisable immediately.

         The Company and Kelly Hickel entered into an employment agreement dated April 10, 2001, whereby Mr. Hickel will serve as President for a three year term. As of that date, Mr. Hickel has taken responsibility for the day-to-day operations of the Company. Mr. Hickel will receive an annual salary of $250,000 from which he has agreed to a "Voluntary Reduction" of 20% of his salary in exchange for certain performance incentives as approved by the compensation committee. The same "Voluntary Reduction" has been offered to other members of the Company's management team. Mr. Hickel was also named as the Chairman of the Board of Directors on February 12, 2001. At the same time the Management Services Agreement between the Company and iball Media, Inc. dated February 10, 2001, was amended to provide for a reduced monthly retainer of a minimum of $17,000.

         The Memorandum of Understanding dated February 10, 2001, stipulating the intent of the Company and iball Media, Inc. to combine their respective businesses into a merged entity has been amended to extend the deadline for signing a definitive agreement to May 25, 2001. There is no assurance that the transaction will be completed or that it will be completed in the manner described in the Memorandum of Understanding.

         On March 30, 2001, the Company was notified by Nasdaq's listing qualifications department that it fails to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c), and that its securities are subject to delisting from the Nasdaq SmallCap Market. The Company requested an appeal of the staff determination. The Company is awaiting a decision on the appeal which is expected shortly and which is likely to confirm the delisting determination of the staff.

         Richard Flynn has an employment agreement with the Company which expires June 30, 2001, and which the Company does not plan to renew. Mr. Flynn remains as a director of the Company and as a member of the Independent Board of the Company in connection with the proposed iball Media, Inc. transaction but is no longer performing management functions.

         On April 17, 2001, William P. Jancosko was appointed interim Chief Financial Officer of the Company. Mr. Jancosko is an experienced MBA/CPA with a focus on corporate financing and start-up companies.

         On May 14, 2001, the Company received a notice of termination from Trippin' 'N Rhythm Records ("LOMO") whereby LOMO has alleged that the Company has breached its obligations under the agreement. The notice of termination indicates that the Company can continue to exploit all existing releases currently available at retail outlets, but must immediately cease and desist the manufacture and distribution of any additional products covered by the original aggreement. The Company denies the allegations set forth and is responding accordingly.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company") is an entertainment company focused on supplying state-of-the-art film, video, digital and music-related products, services and content to traditional and web-centric entertainment businesses. Paradise intends to grow its existing businesses and plans to extend into the broadcast, on-site and online spaces. In order to facilitate this growth, Paradise is in the process of reorganizing its operating groups. The Music Group will continue to consist of the record labels, All Access Entertainment Management Group, and Rave. The Film and TV Group will consist of Picture Vision. Straw Dogs and Shelter Films will be part of the newly formed Commercial Group. The Digital Group and the operations of PDSE Digital Inc. and Paradise Digital Productions are being discontinued and its services will be assimilated into the other remaining operating divisions. The decision to discontinue the Digital Group operations is a result of the rapid shift in digital entertainment markets and the Company's desire to minimize its risk and contain costs.

The Company is developing a more aggressive restructuring plan and the new management team has taken several actions to increase operating productivity and margins. Among these actions are (1) installing a new general ledger system; (2) installing a comprehensive daily cash management system; (3) retaining a finance advisory firm to advise on various initiatives to raise capital; (4) establishing a temporary accounts receivable factoring; (5) negotiating temporary royalty factoring; (6) negotiating asset sale/leaseback agreement; (7) establishing an equity financing plan; and (8) strengthening our market position through an aggressive acquisition plan. The Company also continues its cost containment initiatives through continued overhead and personnel reductions. Furthermore, the Company has recently announced its plan to merge with iball Media, Inc. which will bring with it an experienced turn-around team.

The Company is also developing a new strategy in anticipation of the completion of the merger with iball Media, Inc. (as described in Part II, Item 5) whereby Paradise will produce sponsor-targeted entertainment that leverages music and media events, television commercials, television programming and filmed entertainment to facilitate global branding campaigns and entertain consumers. This is expected to provide a profitable, multi-platform convergence of capabilities with multiple revenue streams and higher gross profit margins. Paradise is able to provide innovative entertainment events in traditional mediums and venues (music and festival events, network television, cable broadcasts, film, etc.) as well as digital media. As a vertically integrated entertainment company, Paradise is positioned to provide unique content and exclusive access to cutting-edge entertainment.

Paradise will grow its existing businesses and will be extending its energy, visibility and commerce opportunities into broadcast, on-site and online spaces. With select partners, Paradise will be presenting primetime cable and broadcast specials, exclusive web broadcasts, online artist interviews, secured digital downloads, online music sales, onsite demos, commercials and more. Existing organic revenues for the Company are derived from:

                  o     Television commercial production
                  o     Original music production for film and television
                  o     Television special production
                  o     Music video production
                  o     Artist management services
                  o     Sale of owned and licensed recorded music
                  o     Royalties from intellectual property
                  o Tour and concert production fees, corporate sponsorships and related revenues

All of the foregoing discussion of anticipated changes is subject to negotiations and completion and there can be no assurance that any one or more of these changes will take place. Paradise will need, in any event, to raise additional financing and maintain cash flow to support its business units and intended acquisitions. There can be no assurance that such financing can be obtained on terms acceptable to the Company.

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

Results of Operations
Three Months Ended March 31, 2001 Compared to
Three Months Ended March 31, 2000.

In aggregate, revenues for the three months ended March 31, 2001 increased to $9,451,468 or 6% compared to revenues of $8,923,120 in the three-month period ended March 31, 2000. The net loss was $1,541,175 for the three months ended March 31, 2001 compared to $785,880 for the three months ended March 31, 2000. The higher net loss was due in part to increased costs of sales of both the Music Group and Film and TV Group.

PDSE Film and TV Group revenues increased to $8,167,676 for the three months ended March 31, 2001 from $7,588,629 for the three months ended March 31, 2000, an increase of $579,047 or 8%. The increase in revenues is primarily due to contribution of Shelter Films, which was acquired in June 2000. There was no contribution from this business in the year-ago period.

PDSE Film and TV Group cost of sales increased to $7,085,153 for three months ended March 31, 2001 from $5,708,868 for the three months ended March 31, 2000, an increase of $1,376,285 or 24%. Gross profit as a percentage of PDSE Film

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

revenues decreased to 13% for the three months ended March 31, 2001, compared to 25% for the three months ended March 31, 2000. The change in cost of sales and gross profit margin is primarily due to the fact that three of the Company's in-house directors were involved in producing films external to the Company and were not available to direct commercials. The commercial revenue in the three months ended March 31, 2001 for Straw Dogs was contributed primarily by a director whose agreement with the Company provides for a lower Gross Profit Margin.

PDSE Music Group revenues increased 9% to $1,283,792 for the three months ended March 31, 2001, from $1,174,501 for the three months ended March 31, 2000. The increase in revenues is primarily due to the increased sales generated from a growing slate of recordings being released through the Company's Label M division formed in May 2000 and its IndigeDisc division formed in October 2000.

PDSE Music Group cost of sales increased to $897,471 for the three months ended March 31, 2001 from $647,032 for the three months ended March 31, 2000, an increase of $250,439 or 38%. Gross profit, as a percentage of recorded music and artist management revenues, was 30% for the three months ended March 31, 2001, compared to 45% for the three months ended March 31, 2000. The decreased margin is due to an increase in record label sales which have a lower margin than original music scores. Original music scores constituted a larger percentage of revenues in the three months ended March 2000. In addition, the decrease also reflects the low margins indicative of start up recording labels.

PDSE Digital Group had no revenue in the three months ended March 31, 2001, due to the fact that the Company significantly cut back its operations in response to the rapid shift in digital entertainment markets. PDSE Digital revenue for the three months ended March 31, 2000, was $159,990 and the net loss was $321,368. The Company has elected to discontinue the operations of the PDSE Digital Group as more fully explained in Management's Discussion and Analysis of Financial Condition and Results of Operations - General section..

Paradise's marketing, selling, general and administrative expenses decreased to $2,727,072 for the three months ended March 31, 2001 from $2,891,876 for the three months ended March 31, 2000, a decrease of $164,804 or 6%. The personnel and overhead cost reductions initiated by the Company toward the end of the second quarter of 2000 have kept these costs level. The depreciation and amortization expenses totaled $295,983 for the three months ended March 31, 2001, compared to $250,320 for the three month period ended March 31, 2000.

Net interest income was $13,036 for the three months ended March 31, 2001, compared to net interest expense of $40,312 for the three months ended March 31, 2000. The decrease is the result of interest expense related to $3 million convertible debt financing completed in March 2000 with BayStar Capital and Baystar International (collectively "BayStar") that was extinguished in December 2000. Under the terms of a Purchase and Sale Agreement, BayStar converted and exchanged Senior Subordinated Convertible Notes and accrued interest for an aggregate of 1,000,000 shares of Paradise common stock, warrants to purchase an aggregate of 500,000 shares of Paradise common stock, and Paradise's 1,000,000 shares of Series A Preferred Stock of Eruptor Entertainment, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2001 was $325,165. The operating loss for the three months was partially offset by non-cash expenses such as depreciation and amortization.

Net cash provided by investing activities for the three months ended March 31, 2001 was $18,762 which amount was principally due to payments of an officer's note receivable.

There was no cash activity from financing activities for the three months ended March 31, 2001.

The Company had a working capital deficit of $196,396 and stockholders' equity of $9,701,337 at March 31, 2001. The Company is reviewing the profit and/or loss projections and cash needs of its businesses. The future cash requirements of the Company will be dependent upon the outcome of this review and the changes put into effect. While arrangements such as the previously discussed Porter Capital facility and funding of royalties will ameliorate this situation, additional capital is required to cure the situation. Discussions are under way with various prospective investors to provide additional capital, but there can be no assurance that such discussions will result in the arrangement of such capital on terms acceptable to the Company if at all. As more fully discussed in
Note 4, continuation of the Company as a going concern is dependent upon its ability to resolve its liquidity problem and attain future profitable operations.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 30, 2001, the Company was notified by Nasdaq's listing qualifications department that it fails to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c), and that its securities are subject to delisting from the Nasdaq SmallCap Market. The Company requested an appeal of the staff determination. The Company is awaiting a decision on the appeal which is expected shortly and which is likely to confirm the delisting determination of the staff.

On January 11, 2001, the Company was notified by Nasdaq's listing qualifications department that its public warrants failed to maintain a minimum of two active market makers over the previous ten consecutive trading days as required for continued listing on the Nasdaq SmallCap Market. The Company was unable to regain compliance with this rule by February 12, 2001, and its warrants were delisted from the Nasdaq SmallCap Market on March 6, 2001.

The Company extended and modified the terms of the 1,146,000 public warrants sold under the Initial Public Offering. As of January 21, 2001, the commencement of the former expiration period, (i) the exchange ratio is such that the warrant holders can buy an aggregate of 229,200 shares of common stock (five warrants exercisable for one share), (ii) the expiration period is extended to December 31, 2002, and (iii) the exercise price is $2.50 per share.

ITEM 5. OTHER INFORMATION

On May 14, 2001, the Company received a notice of termination from Trippin' 'N Rhythm Records ("LOMO") whereby LOMO has alleged that the Company has breached its obligations under the agreement. The notice of termination indicates that the Company can continue to exploit all existing releases currently available at retail outlets, but must immediately cease and desist the manufacture and distribution of any additional products covered by the original aggreement. The Company denies the allegations set forth and is responding accordingly.

Richard Flynn has an employment agreement with the Company which expires
June 30, 2001, and which the Company does not plan to renew. Mr. Flynn remains as a director of the Company and as a member of the Independent Board of the Company in connection with the proposed iball Media, Inc. transaction but is no longer performing management functions.

The Company and David Pritchard entered into a separation agreement and general release dated April 21, 2001, whereby Mr. Pritchard resigned his position as Chief Executive Officer. Under the terms of the agreement, Mr. Pritchard received $25,000, 377,778 options held by him were canceled and 22,222 options at $1 per share were immediately vested. The Company also agreed to assign to Mr. Pritchard its rights and obligations under a first look and creative development agreement between Paradise and Guy Shalem dated March 21, 2001, subject to Mr. Shalem's execution of a consent agreement authorizing the assignment.

On April 17, 2001 William P. Jancosko was appointed interim Chief Financial Officer of the Company. Mr. Jancosko is an experienced MBA/CPA with a focus on corporate financing and start-up companies.

The Company and Kelly Hickel entered into an employment agreement dated April 10, 2001, whereby Mr. Hickel will serve as President for a three year term. Mr. Hickel will receive an annual salary of $250,000 from which he has agreed to a "Voluntary Reduction" of 20% of his salary in exchange for certain performance incentives as approved by the compensation committee. The same "Voluntary Reduction" has been offered to other members of the Company's management team. Mr. Hickel was also named as the Chairman of the Board of Directors on February 12, 2001. At the same time the Management Services Agreement between the Company and iball Media, Inc. dated February 10, 2001, was amended to provide for a reduced monthly retainer of a minimum of $17,000.

The Memorandum of Understanding dated February 10, 2001, stipulating the intent of the Company and iball Media, Inc. to combine their respective businesses into a merged entity has been amended to extend the deadline for signing a definitive agreement to May 25, 2001. There is no assurance that the transaction will be completed or that it will be completed in the manner described in the Memorandum of Understanding.

On April 25, 2001, the Company entered into a financing agreement with Porter Capital Corporation for a credit line against receivables up to $1.5 million. The interest rate per invoice is the higher of 10.5% per annum or the prime rate plus 2.50%. The factoring rate is 3.25% per invoice with available rebates up to 2.25% depending on speed of collection of such invoice from the customer. In conjunction with the transaction, Paradise issued Porter Capital a warrant to purchase 75,000 shares of Paradise common stock at $.25 per share, vesting and exercisable immediately.

On March 9, 2001, the Company signed a Financial Advisory Agreement with Venture Partners Ltd. Venture Partners is a non-exclusive financial advisor in connection with a review of the Company's operations, and a determination of strategic direction and financing alternatives available with the goal of developing initiatives intended to enhance operating results and maximize shareholder value. The Agreement may be terminated by either party upon thirty days prior written notice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      10.1 Separation Agreement dated April 21, 2001 between Paradise Music & Entertainment, Inc. and David Pritchard.

      10.2 Employment Agreement dated April 10, 2001 between Paradise Music & Entertainment, Inc. and Kelly Hickel.

      Please also refer to the following documents filed as Exhibits to Form 8-K filed with the SEC on February 15, 2001 and referenced in the Company's Form 10-K for the year ended December 31, 2000:

            o Memorandum of Understanding dated February 10, 2001 between the Company and iball Media, Inc.

            o Management Services Agreement dated February 10, 2001 between the Company and iball Media, Inc.

      (b)   Reports on Form 8-K

            o Report on Form 8-K/A filed with the SEC on January 16, 2001 announcing the cancellation of the BayStar Notes.

            o Report on Form 8-K filed with the SEC on February 15, 2001 announcing the proposed merger and certain management changes.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


                                PARADISE MUSIC & ENTERTAINMENT, INC.


                                By:    /s/ Kelly Hickel
                                    --------------------------------------------
                                    Kelly Hickel, President


                                By:    /s/ Bill Jancosko
                                    --------------------------------------------
                                Bill Jancosko, Interim Chief Financial Officer


Date:  May 21, 2001