Form 10QSB
period 2001-06-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 2001-08-20
CIK 1024464

PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                                  June 30, 2001

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------------------------------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _________________

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

                                 Yes |X|  No |_|

At August 6, 2001, the Issuer had 11,127,984 shares of Common Stock, $.01 par value, issued and outstanding. This does not include 9,390,000 shares which are in the process of being issued by the Issuer's transfer agent in connection with the iball Media, Inc. merger as discussed in Part I, Note 12.

Transitional Small Business Disclosure Format    Yes |_|  No |X|

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

PART I  FINANCIAL INFORMATION                                               PAGE

Item 1  Financial Statements (unaudited)

           Consolidated Balance Sheet as of June 30, 2001                      4

           Consolidated Statements of Operations for the Three
            and Six Months Ended June 30, 2001 and 2000                        5

           Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2001 and 2000                              6-7

           Notes to Consolidated Financial Statements                       8-12

Item 2  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            13-16

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                     17

Item 2  Changes in Securities and Use of Proceeds                             17

Item 3  Defaults Upon Senior Securities                                       17

Item 4  Submission of Matters to a Vote of Security Holders                   17

Item 5  Other Information                                                     17

Item 6  Exhibits and Reports on Form 8-K                                      18

        Signatures                                                            18

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (unaudited)
                                  June 30, 2001

                                      ASSETS

CURRENT ASSETS:
  Cash                                                               $    777,512
  Accounts receivable                                                   3,632,037
  Inventory                                                               327,368
  Prepaid expenses and other current assets                               334,525
                                                                     ------------
       Total current assets                                                            $  5,071,442

PROPERTY AND EQUIPMENT, net                                                               1,625,854

OTHER ASSETS:
  Goodwill, net                                                           470,698
  Security deposits and other                                             249,680
                                                                     ------------
                                                                                            720,378
                                                                                       ------------

                                                                                       $  7,417,674
                                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $  3,683,578
  Advances from lender                                                    762,030
  Accrued expenses                                                      2,416,568
  Note payable                                                            211,658
                                                                     ------------
       Total current liabilities                                                       $  7,073,834

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value,
   authorized 75,000,000 shares,
   issued and outstanding 11,127,984 shares                               111,280
  Capital in excess of par value                                       24,956,969
  Note receivable, stockholder                                            (44,082)
  Accumulated deficit                                                 (24,680,327)
                                                                     ------------
      Total stockholders' equity                                                            343,840
                                                                                       ------------

                                                                                       $  7,417,674
                                                                                       ============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               Three Months Ended                  Six Months Ended
                                                        ------------------------------      --------------------------------
                                                          June 30,          June 30,          June 30,           June 30,
                                                            2001              2000              2001               2000
                                                        ------------      ------------      ------------      --------------
REVENUES                                                $  7,765,268      $  6,164,769      $ 17,106,578      $   14,792,019
                                                        ------------      ------------      ------------      --------------
OPERATING EXPENSES
  Cost of sales                                            6,814,163         4,899,328        14,796,789          11,255,228
  Provision for goodwill impairment                        7,268,586                --         7,268,586                  --
  Non-recurring costs associated with merger
       and operational restructuring                         414,762                --           414,762                  --
  Marketing, selling, general and administrative           2,628,120         2,924,284         5,461,309           5,616,427
                                                        ------------      ------------      ------------      --------------
      Total operating expenses                            17,125,631         7,823,612        27,941,446          16,871,655
                                                        ------------      ------------      ------------      --------------
LOSS FROM OPERATIONS                                      (9,360,363)       (1,658,843)      (10,834,868)         (2,079,636)

INTEREST EXPENSE (INCOME)                                      3,937           151,104            (9,100)            190,416
                                                        ------------      ------------      ------------      --------------
LOSS FROM CONTINUING OPERATIONS                           (9,364,300)       (1,809,947)      (10,825,768)         (2,270,052)

DISCONTINUED OPERATIONS, NET                                 (11,945)         (237,711)          (91,652)           (563,486)
                                                        ------------      ------------      ------------      --------------
NET LOSS                                                $ (9,376,245)     $ (2,047,658)     $(10,917,420)     $   (2,833,538)
                                                        ============      ============      ============      ==============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED

         FROM CONTINUING OPERATIONS                     $      (0.85)     $      (0.22)     $      (0.99)     $        (0.28)
                                                        ============      ============      ============      ==============

         FROM DISCONTINUED OPERATIONS                   $      (0.00)     $      (0.03)     $      (0.01)     $        (0.07)
                                                        ============      ============      ============      ==============

         NET LOSS                                       $      (0.85)     $      (0.25)     $      (1.00)     $        (0.35)
                                                        ============      ============      ============      ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 USED IN COMPUTING BASIC AND DILUTED
 LOSS PER COMMON SHARE                                    11,002,984         8,168,567        10,962,633           8,018,612
                                                        ============      ============      ============      ==============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Six Months Ended
                                                                                -----------------------------
                                                                                  June 30,         June 30,
                                                                                    2001             2000
                                                                                ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations                                                 $(10,825,768)     $(2,270,052)
Discontinued operations                                                              (91,652)        (563,486)
                                                                                ------------      -----------
Net loss                                                                         (10,917,420)      (2,833,538)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                     337,813          320,574
   Amortization of goodwill                                                          286,016          204,484
   Provision for goodwill impairment                                               7,268,586
   Options/warrants issued for services in lieu of cash                               34,905           42,908
   Provision for returns                                                            (150,582)
   Common stock issued and warrants granted to outside
   directors, consultants, vendors and employees                                      11,824           39,189
Changes in operating Assets and Liabilities:
   Accounts receivable                                                             1,723,901          909,883
   Inventory                                                                           3,623               --
   Prepaid expenses and other current assets                                          50,951          137,423
   Security deposits and other assets                                                 38,234          303,001
   Accrued payroll and related expenses                                             (109,000)         (27,077)
   Accounts payable                                                                1,299,157       (1,361,619)
   Accrued expenses                                                               (1,204,507)         369,563
                                                                                ------------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                             (1,326,499)      (1,895,209)
                                                                                ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                                (41,638)        (237,241)
   Acquisition costs, net of cash acquired                                                --       (1,178,922)
   Note receivable, officer                                                           20,000               --
                                                                                ------------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                                (21,638)      (1,416,163)
                                                                                ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from lender                                                              762,030
   Note payable                                                                      211,658
   Proceeds from sale of common stock, net of expenses                                              1,567,022
   Proceeds from long term convertible debt, net of expenses                              --        1,923,907
   Warrants issued with long term debt                                                    --          978,060
                                                                                ------------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            973,688        4,468,989
                                                                                ------------      -----------

NET INCREASE (DECREASE) IN CASH                                                     (374,449)       1,157,617

CASH, beginning of period                                                          1,151,961        1,631,307
                                                                                ------------      -----------

CASH, end of period                                                             $    777,512      $ 2,788,924
                                                                                ============      ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)

                                                          Six months ended
                                                     ---------------------------
                                                      June 30,        June 30,
                                                        2001            2000
                                                     ---------     -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
   Cash paid during the period for income taxes      $      --     $      22,653
                                                     =========     =============

   Cash paid during the period for interest          $   7,713     $      46,909
                                                     =========     =============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

  Conversion of liabilities into common stock        $      --     $       3,159
                                                     =========     =============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

NOTE 1 -    BASIS OF PRESENTATION:

            The consolidated financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and subsidiaries (the "Company" or "Paradise") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report for the period ended December 31, 2000 on Form 10-KSB.

            The consolidated results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 -    ORGANIZATION AND NATURE OF OPERATIONS:

            Paradise Music & Entertainment, Inc. ("Paradise") was formed in July 1996. We are an entertainment company focused on supplying state-of-the art film, video, digital and music-related products, services and content to traditional and web-centric entertainment businesses. Our products, services and content are offered through three operating groups, which have been resegmented to reflect the Company's current strategic organization:

            PDSE Commercial Group includes our commercial production companies Straw Dogs, Inc. ("Straw Dogs") and Shelter Films, Inc. ("Shelter Films").

            PDSE Film and Television Group includes Picture Vision, Inc. ("Picture Vision"), our video, television and commercial production company and John Leffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave"), a producer of music for commercials as well as original musical content for programs and movies, such as the theme music and underscore for the kids' television series Pokemon.

            PDSE Music Group includes the following operating divisions:

            o PDSE Records, Inc. produces and releases jazz music for sale to the public through its Label M division and African music through its IndigeDisc division formed in October 2000. The majority of PDSE Records' releases are distributed in the U.S. through its agreement with Ryko Distribution and worldwide through distributors on a territory by territory basis.
            o Push Records, Inc. ("Push") produces records for sale to the public and has a distribution agreement with V2 Records for U.S. distribution currently through BMG.
            o PDSE Records and Push also maintain licensing, marketing and distribution and joint venture agreements with Kinetic Records (electronic and dance music), Trippin' N' Rhythm (adult urban contemporary and smooth jazz), and Mesa Records (jazz, pop/rock).
            o Newly formed Events division is involved with event marketing and production.

            As of the quarter ended June 30, 2001, the Company has discontinued the operations of the PDSE Digital Group and of its All Access Entertainment Management Group, Inc. subsidiary as more fully explained in Management's Discussion and Analysis as well as in Financial Footnote 7.

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

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

            Revenue Recognition - Commercial music production revenues and related production costs are recognized upon acceptance of the music production by the client. Royalty and residual income which relates to musical compositions used in television series are recognized when earned and the amount can be reasonably estimated, and when received if it cannot be reasonably estimated. For projects that are short in duration (primarily less than one month), video production revenues and related production costs are recorded upon completion of the video. For projects that have a longer term, video production revenues and related production costs are recorded using the percentage-of-completion method that recognizes income as work on the project progresses. Record label revenues are recognized in accordance with the provisions of the distribution agreements. Certain record costs are capitalized as recoverable from future revenues and amortized over the expected life of the records, to the extent there is reasonable assurance that these costs will be recoverable from future sales. The Company is accounting for these costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 50 "Financial Reporting in the Record and Music Industry."

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

            Loss Per Common Share - Basic earnings per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for the six months ended June 30, 2001 and 2000. Unexercised stock options and outstanding stock warrants were not included in the computations of diluted earnings per common share because their effect would have been antidilutive as a result of the Company's losses.

            Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            New accounting pronouncements - In July 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for the impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial postion and results of operations.

NOTE 4 -    GOING CONCERN CONSIDERATION:

            The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2001, the Company had a working capital deficit of approximately $2.0 million, an accumulated deficit in stockholder's equity of approximately $24.7 million, and has incurred losses since its inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include further staff and expense reductions under a more aggressive restructuring plan, debt and equity financings, along with strategic acquisitions of complementary businesses, further evaluation of its current operating segments and development of new revenue sources. There can be

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

            no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms, if at all. Continuation of the Company as a going concern is dependent upon its ability to resolve its liquidity problem, its ability to continue to defer payment of certain obligations, and ultimately, to attain future profitable operations. The financial statements do not include any adjustment that might result from this uncertainty.

NOTE 5 -    PROVISION FOR GOODWILL IMPAIRMENT

            The Company is presently analyzing alternatives regarding its Straw Dogs affiliate acquired in December 1999. Despite revenue increases in the current six month period, the unit incurred a significant net loss due to declining operating margins, had negative cash flows from operations and is not expected to have a material improvement in the near term. In light of these circumstances and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 Accounting For Impairment of Long Lived Assets, the Company has recorded an impairment provision equal to net book value of the goodwill associated with the acquisition of Straw Dogs of $7,268,586 as of June 30, 2001.

NOTE 6 -    FINANCING ARRANGEMENTS:

            On April 25, 2001, the Company entered into a commercial factoring agreement with a lender. The agreement provides that the Company sell, transfer, set over and assign certain invoices and accounts receivable to the lender, with recourse. The credit facility provides for maximum revolving borrowings up to $1,500,000. Borrowings under this facility are based on a funding formula and, in addition to the factored accounts receivable and invoices, are collateralized by all of the Company's remaining assets.

            As of June 30, 2001 $762,030 was the outstanding advance balance, leaving remaining availability of $737,970 under this facility. Advances from the lender bear interest at the higher of 10.5% per annum or the prime rate plus 2.50%. A factoring fee of 3.25% per invoice is assessed, with available rebates up to 2.25% depending on speed of collection of invoices.

            In connection with this transaction, the Company issued warrants to the lender providing for the purchase of 75,000 restricted common shares of Paradise at $0.25 per share which vested and were exercisable immediately. Such warrants were valued at $18,750 utilizing the Black Scholes method for calculating such instruments.

            On May 21, 2001 the Company entered into a loan agreement in the amount of $450,000 with another lender. In connection with this loan, the Company issued a note payable which bears interest at the rate of 2.5% per month and is collateralized by royalties earned under an affiliation agreement with a music publisher. As of June 30, 2001 the outstanding note payable balance amounted to $211,658.

NOTE 7 -    DISCONTINUED OPERATIONS:

            In May 2001, the Company decided to discontinue its artist management and digital production businesses in connection with the implementation of its new strategy. Results of operations including all costs associated with the disposal of these segments have been determined and included in results of operations.

NOTE 8 -    COMMITMENTS AND CONTINGENCIES:

            The Company has employment agreements with seven of its principal executives, which provide for various compensation and bonus arrangements. However, no bonus expense has been recorded for the three and six months ended June 30, 2001.

NOTE 9 -    STOCKHOLDERS' EQUITY

            The Company entered into consulting agreements with various consultants in the first quarter of 2001 for ongoing professional and financial services. The consultants were compensated for their services (either partially or in full) through the issuance of an aggregate of 27,027 shares of the Company's common stock. The stock was issued in March, 2001 at a price of $.44 per share. The stock was valued at approximately $12,000.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

NOTE 10 -   ECONOMIC DEPENDENCY:

            Approximately $351,000 and $562,000 of PDSE Film and TV Group revenues for the six months ended June 30, 2001 and 2000, respectively, were derived from one customer. As of June 30, 2001, approximately $37,000 was receivable from this customer.

NOTE 11 -   INFORMATION CONCERNING BUSINESS SEGMENTS

            Segment information listed below reflects the three resegmented principal business units of the Company for the three and six months ended June 30, 2001 and 2000. Discontinued operations include the net losses realized for the artist management and digital production businesses. Each segment is managed according to the products or services provided to the respective customers.

            For the three months ended June 30, 2001 (unaudited):

                             PDSE            PDSE          PDSE     Discontinued
                       Commercial              TV         Music       Operations        Corporate     Consolidated
                      -----------      ----------     ---------     ------------      -----------     ------------
Revenues              $ 5,591,439      $1,766,114     $ 407,715                       $        --      $ 7,765,268
Net income (loss)     $(8,271,952)     $  438,795     $(417,834)     $   (11,945)     $(1,113,309)     $(9,376,245)

            For the three months ended June 30, 2000 (unaudited):

                             PDSE            PDSE          PDSE     Discontinued
                       Commercial              TV         Music       Operations        Corporate     Consolidated
                      -----------      ----------     ---------     ------------      -----------     ------------
Revenues              $ 3,464,044      $1,783,148     $ 917,577      $        --      $        --      $ 6,164,769
Net income (loss)     $  (471,252)     $   88,589     $(200,380)     $  (237,711)     $(1,226,904)     $(2,047,658)

            For the six months ended June 30, 2001 (unaudited):

                              PDSE            PDSE            PDSE    Discontinued
                        Commercial              TV           Music      Operations        Corporate      Consolidated
                      ------------      ----------     -----------    ------------      -----------      ------------
Revenues              $ 12,676,711      $3,332,027     $ 1,097,840    $         --      $        --      $ 17,106,578
Net income (loss)     $ (8,511,643)     $  447,583     $  (595,823)   $    (91,652)     $(2,165,885)     $(10,917,420)

            For the six months ended June 30, 2000 (unaudited):

                            PDSE           PDSE            PDSE     Discontinued
                      Commercial             TV           Music       Operations        Corporate      Consolidated
                      ----------     ----------     -----------       --------        -----------      ------------
Revenues              $9,625,119     $4,032,710     $ 1,134,190       $       --      $        --      $ 14,792,019
Net income (loss)     $   73,360     $  221,040     $  (241,293)      $ (563,486)     $(2,323,159)     $ (2,833,538)

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

NOTE 12 -   RECENT AND SUBSEQUENT EVENTS:

            Effective July 3, 2001, Paradise and iball Media, Inc. ("iball") completed their Plan of Merger and effectively combined their business interests. In connection with this transaction, iball shareholders were issued 9,390,000 shares of Paradise common stock, which represented approximately 45% of the total Paradise common stock outstanding as of the completion of the transaction.

            The following unaudited pro forma consolidated financial information for the three and six month periods ended June 30, 2001 is presented to reflect the results of Paradise as if the iball merger had occurred at the beginning of the fiscal periods being reported herein. No comparative prior year pro forma data is reflected since iball had no operating results for the six month period ended June 30, 2000.

                                        Three months ended      Six months ended
                                        June 30, 2001           June 30, 2001
                                        ------------------      ----------------
            Net Revenues                 $ 7,816,268            $ 17,289,813

            Net loss                     $(9,544,540)           $(11,171,762)

            Loss per common Share        $      (.47)           $       (.55)

            On August 13, 2001, 8330 W. Third Street, LLC filed a complaint against Straw Dogs, Inc. in the Superior Court of California, County of Los Angeles, alleging that Straw Dogs breached various obligations under its lease dated August 1, 1998. The suit seeks damages, including, but not limited to, past due rent in the amount of $59,083.21, attorneys fees, and certain other fees and taxes. The parties are currently in negotiations to settle the claim, however there can be no assurance that a resolution will be reached. In the opinion of management, the ultimate outcome of this action should not have a material impact on the liquidity, results of operations or financial condition of the Company as a whole, although it may further impair the viability of the Straw Dogs division. However, an unfavorable settlement of this complaint could result in a possible write down of fixed assets and leasehold improvements relating to the Straw Dogs business.

            On August 15, 2001, the Company entered into a loan agreement with the same lender that provided funding through a commercial factoring agreement (such factoring agreement is more fully discussed at Note
            6). The additional loan in the amount of $250,000 is secured by and cross-collateralized against the commercial factoring agreement and by a security agreement. The loan bears interest at the rate of 15% per annum and matures on August 15, 2002.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for the historical information contained herein, this quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including without limitation, statements that use terminology such as "anticipate", "believe", "continue", "estimate", "expect", "intend", "may", "plan", "predict", "will", and similar expressions, are forward-looking statements. These statements relate to, among other things, the Company's business strategy and expectations concerning the Company's future operations, margins, profitability, liquidity and capital resources, expenditures for capital resources and cost reduction efforts. These statements are only predictions and may differ from actual future events or results. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments or otherwise. All phases of the operations of the Company involve risks and uncertainties that could cause the actual results to differ from those contained in the forward-looking statements, including but not limited to risks associated with our ability to obtain more capital and maintain cash flow, actions of our competitors, the extent to which we are able to develop new services and markets for our services, the time and expense involved in such development activities, the level of demand and market acceptance of our services and changes in business strategies.

General

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company") is an entertainment company focused on supplying state-of-the-art film, video, digital and music-related products, services and content to traditional and web-centric entertainment businesses. Paradise intends to grow its existing businesses and plans to extend into the broadcast, on-site and online spaces. In order to facilitate this growth, Paradise recently reorganized its operating groups in fiscal 2001. The Music Group consists of the record labels and our newly formed events division. The Film and TV Group consists of Picture Vision and Rave. Straw Dogs and Shelter Films are part of the newly formed Commercial Group. As a result of the rapid shift in digital entertainment markets and the Company's desire to minimize its risk and contain costs, the Digital Group and the operations of PDSE Digital Inc. and Paradise Digital Productions were discontinued and its services will be assimilated into the other remaining operating divisions. Additionally, the Company's All Access Entertainment Management Group, Inc. subsidiary has been discontinued as it no longer fits the Company's long term strategy.

Paradise has launched a new strategic direction that empowers the business and creative talent already encompassed within the company. This strategy is to deliver the branding message for Global and Fortune 1000 companies with unique, cross-platform multiple media solutions.

Paradise's music events and marketing capabilities are designed to offer these premier brands and their advertising agencies events and projects that are cost-effective, geared to brands' targeted demographics, offer offline and online pre-event, event and post-event exposure, promotions, and data gathering. In addition to effectively targeting demographics, our vertical integration in the entertainment industry allows us to offer bundled packages to our customers, allowing for seamless, dependable, coordinated campaigns across multiple media platforms. Paradise is entering a new chapter as a leaner, more aggressive firm with a core vision of creating sponsor-targeted entertainment and an ethnically and racially diverse management team and ownership committed to making Paradise the world's premier creative studio.


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

Results of Operations

Three Months Ended June 30, 2001 Compared to
Three Months Ended June 30, 2000.

In aggregate, revenues for the three months ended June 30, 2001 increased to $7,765,268 or 26% compared to revenues of $6,164,769 in the three-month period ended June 30, 2000. The net loss was $9,376,245 for the three months ended June 30, 2001 compared to $2,047,658 for the three months ended June 30, 2000. The loss for the three months ended June 30, 2001 included a provision for goodwill impairment of $7,268,586. Notwithstanding the goodwill impairment provision, the PDSE

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Commercial group incurred a loss in the period of $1,003,366 almost entirely in the Straw Dogs affiliate, reflective of the severe downturn in the advertising industry. Additionally, the Company incurred $414,762 of non-recurring costs relating to the iball merger and business restructuring.

Exclusive of the provision for goodwill impairment, the non-recurring costs relating to the iball merger and business restructuring and the significant loss incurred in the PDSE Commercial segment (mainly Straw Dogs), the Paradise adjusted net loss for the current three month period would be $689,531 compared with a net loss of $1,576,406 (adjusted for the PDSE Commercial segments loss in the prior period).

PDSE Commercial Group revenues increased to $5,591,439 for the three months ended June 30, 2001, from $3,464,044 for the three months ended June 30, 2000, an increase of $2,127,395 or 61%. The increase in revenues is primarily due to the negative impact of the SAG strike on last year's activity.

PDSE Commercial Group cost of sales increased to $5,295,437 for the three months ended June 30, 2001 from $3,082,356 for the three months ended June 30, 2000, an increase of $2,213,081 or 72%. Gross profit, as a percentage of commercial group revenues, was 5% for the three months ended June 30, 2001, compared to 11% for the three months ended June 30, 2000. The change in cost of sales and gross profit margin is primarily due to the fact that three of the Company's in-house directors were involved in producing films external to the Company and were not available to direct commercials. The commercial revenue in the three months ended June 30, 2001 for Straw Dogs was contributed primarily by a director whose agreement with the Company provides for a lower Gross Profit Margin.

PDSE Film and TV Group revenues were $1,766,114 and $1,783,148 for the three months ended June 30, 2001 and 2000, respectively, essentially flat.

PDSE Film and TV Group cost of sales decreased to $909,820 for three months ended June 30, 2001 from $1,137,950 for the three months ended June 30, 2000, a decrease of $228,130 or 20%. Gross profit as a percentage of PDSE Film revenues increased to 48% for the three months ended June 30, 2001, compared to 36% for the three months ended June 30, 2000. The change in cost of sales and gross profit margin is primarily due to the higher contribution of royalties, which carry little or no cost of sales, to total income in the current year.

PDSE Music Group revenues decreased 56% to $407,715 for the three months ended June 30, 2001, from $917,577 for the three months ended June 30, 2000. The decrease in revenues is primarily due to the elimination of certain label affiliations that contributed to revenues in the previous periods.

PDSE Music Group cost of sales decreased to $608,906 for the three months ended June 30, 2001 from $679,022 for the three months ended June 30, 2000, a decrease of $70,116 or 10%. Gross loss for the group was $201,191 for the three months ended June 30, 2001, compared to a gross profit of $238,555 for the three months ended June 30, 2000. The decreased profit is due to the costs associated with the elimination of certain label affiliations. In addition, the decrease also reflects the low margins indicative of start up recording labels.

In accordance with SFAS No. 121 Accounting For Impairment of Long Lived Assets, management has reviewed the carrying value of Goodwill and determined that as of June 30, 2001 the recoverablility of that portion of Goodwill relating to the Straw Dogs, Inc. affiliate is impaired. As such, the Company has recorded a provision for the net carrying value of the Goodwill related to Straw Dogs amounting to $7,268,586.

The Company has decided to discontinue the operations of its artist management and digital production businesses. The net loss associated with the disposal of these segments for the three months ended June 30, 2001 amounted to $11,845 as compared to a net loss of $237,711 for the three months ended June 30, 2000.

Paradise's marketing, selling, general and administrative expenses decreased to $2,628,120 for the three months ended June 30, 2001 from $2,924,284 for the three months ended June 30, 2000, a decrease of $296,164 or 10%. The decrease in overhead reflects the effect of personnel and overhead cost reductions initiated by the Company toward the end of the second quarter of 2000. In addition, non-recurring costs associated with the iball merger and business restructuring amounted to $414,762 in the current period.

Net interest expense was $3,937 for the three months ended June 30, 2001, compared to net interest expense of $151,104 for the three months ended June 30, 2000. The decrease is the result of interest expense related to $3 million convertible debt

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

financing completed in March 2000 with BayStar Capital and BayStar International that was extinguished in December 2000.

Results of Operations

Six Months Ended June 30, 2001 Compared to
Six Months Ended June 30, 2000.

In aggregate, revenues for the six months ended June 30, 2001 increased to $17,106,578 or 16% compared to $14,792,019 in the six-month period ended June 30, 2000. The net loss was $10,917,420 for the six months ended June 30, 2001 compared to $2,833,538 for the six months ended June 30, 2000. The loss for the six months ended June 30, 2001 included a provision for goodwill impairment of $7,268,586. Notwithstanding the goodwill impairment provision, the PDSE Commercial group incurred a loss in the period of $1,243,057 almost entirely in the Straw Dogs affiliate, reflective of the severe downturn in the advertising industry. Additionally, the Company incurred $414,762 of non-recurring costs relating to the iball merger and business restructuring.

Exclusive of the provision for goodwill impairment, the non-recurring costs relating to the iball merger and business restructuring and the significant loss incurred in the PDSE Commercial segment (mainly Straw Dogs), the Paradise adjusted net loss for the current six month period would be $1,991,015 compared with a net loss of $2,906,898 (adjusted for the PDSE Commercial segments profit in the prior period).

PDSE Commercial Group revenues were $12,676,711 for the six months ended June 30, 2001, an increase of 32% from $9,625,119 for the six months ended June 30, 2000. The increase is primarily due to the negative impact of the SAG strike on last year's activity.

PDSE Commercial Group cost of sales increased to $11,559,291 for the six months ended June 30, 2001 from $7,724,674 for the six months ended June 30, 2000, an increase of $3,834,617 or 50%. Gross profit, as a percentage of commercial group revenues, was 9% for the six months ended June 30, 2001, compared to 20% for the six months ended June 30, 2000. The change in cost of sales and gross profit margin is primarily due to the fact that three of the Company's in-house directors were involved in producing films external to the Company and were not available to direct commercials. The commercial revenue realized in the six months ended June 30, 2001 for Straw Dogs was primarily the result of the projects of a director whose agreement with the Company provides for a lower Gross Profit Margin.

PDSE Film and TV Group revenues decreased to $3,332,027 for the six months ended June 30, 2001 from $4,032,709 for the comparable period in fiscal 2000, a decrease of $700,683 or 17%. The decrease in revenues is primarily due to the additional revenues generated last year from movie scores in addition to soft market conditions for the music video industry in the current fiscal period.

PDSE Film and TV Group cost of sales decreased to $2,010,954 for six months ended June 30, 2001 from $2,705,557 for the comparable period in fiscal 2000, a decrease of $694,602 or 26%. Gross profit as a percentage of PDSE Film revenues increased to 40% for the six months ended June 30, 2001, compared to 33% for the six months ended June 30, 2000. The change in cost of sales and gross profit margin is primarily due to the higher contribution of royalties, which carry little or no cost of sales, to total income in the current year.

PDSE Music Group revenues decreased 3% to $1,097,840 for the six months ended June 30, 2001, from $1,134,190 for the six months ended June 30, 2000. The decrease in revenues is primarily due to the elimination of certain label affiliations that contributed to revenues in the comparable period in fiscal 2000.

PDSE Music Group cost of sales increased to $1,226,554 for the six months ended June 30, 2001 from $824,998 for the six months ended June 30, 2000, an increase of $401,546 or 49%. Gross loss for the group was $128,704 for the six months ended June 30, 2001, compared to a gross profit of $309,192 for the six months ended June 30, 2000. The decreased profit is due to the costs associated with the elimination of certain label affiliations coupled with the lower gross margins normally experienced in the start up of recording labels.

In accordance with SFAS No. 121 Accounting For Impairment of Long Lived Assets, management has reviewed the carrying value of Goodwill and determined that as of June 30, 2001 the recoverablility of that portion of Goodwill relating to the Straw Dogs, Inc. affiliate is impaired. As such, the Company has recorded a provision for the net carrying value of the Goodwill related to Straw Dogs amounting to $7,268,586.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company has decided to discontinue the operations of it's artist management and digital production businesses. The net loss associated with the disposal of these segments for the six months ended June 30, 2001 amounted to $91,652 as compared to a net loss of $563,486 for the six months ended June 30, 2000.

Paradise's marketing, selling, general and administrative expenses decreased to $5,461,309 for the six months ended June 30, 2001 from $5,616,427 for the six months ended June 30, 2000, a decrease of $155,118 or 3%. The decrease in overhead reflects the effect of personnel and overhead cost reductions initiated by the Company toward the end of the second quarter of 2000. In addition, non-recurring costs associated with the iball merger and business restructuring amounted to $414,762 in the current year.

Interest income was $9,100 for the six months ended June 30, 2001, compared to interest expense of $190,416 for the six months ended June 30, 2000. The decrease is the result of interest expense related to $3 million convertible debt financing completed in March 2000 with BayStar Capital and BayStar International that was subsequently extinguished in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2001 was $1,326,449. The operating loss for the six months was partially offset by non-cash expenses such as depreciation and amortization and provision for goodwill impairment.

Net cash used in investing activities for the six months ended June 30, 2001 was $21,638, principally due to purchases of fixed assets offset by payments of an officer's note receivable.

Net cash provided by financing activities for the six months ended June 30, 2001 was $973,688, which is substantially represented by the net proceeds of various short-term financing arrangements.

The Company had a working capital deficit of $2,002,392 and stockholders' equity of $343,840 at June 30, 2001. The Company is reviewing the profit and/or loss projections and cash needs of its businesses. The future cash requirements of the Company will be dependent upon the outcome of this review and the changes put into effect. Although certain financing arrangements have been secured in the current period (as discussed more fully in Note 6), additional capital is required to support the business. Discussions are under way with various prospective investors to provide additional capital, but there can be no assurance that such discussions will result in the arrangement of such capital on terms acceptable to the Company if at all. As more fully discussed in Note 4, continuation of the Company as a going concern is dependent upon its ability to resolve its liquidity problem and attain future profitable operations. Pending the outcome of the Company's efforts to raise additional capital, the Company has deferred payment of certain outstanding obligations. Failure to pay such obligations on a current basis could result in such creditors initiating adverse actions against the Company.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 13, 2001, 8330 W. Third Street, LLC filed a complaint against Straw Dogs, Inc. in the Superior Court of California, County of Los Angeles, alleging that Straw Dogs breached various obligations under its lease dated August 1, 1998. The suit seeks damages, including, but not limited to, past due rent in the amount of $59,083.21, attorneys fees, and certain other fees and taxes. The parties are currently in negotiations to settle the claim, however there can be no assurance that a resolution will be reached. In the opinion of management, the ultimate outcome of this action should not have a material impact on the liquidity, results of operations or financial condition of the Company as a whole, although it may further impair the viability of the Straw Dogs division. However, an unfavorable settlement of this complaint could result in a possible write down of fixed assets and leasehold improvements relating to the Straw Dogs business.

ITEM 2. CHANGES IN SECURITIES

On March 30, 2001, the Company was notified by Nasdaq's listing qualifications department that it failed to comply with the minimum bid price requirement for continued listing on Nasdaq SmallCap Market as set forth in Marketplace Rule 4310(c). The Company requested an appeal of the staff determination which stayed the delisting. The Nasdaq Listing Qualifications Panel subsequently delisted the Company's securities from the Nasdaq Stock Market effective June 7, 2001, based upon the bid price deficiency. The Company's securities now trade on the OTC Bulletin Board.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 15, 2001, the Company and iball Media, Inc. ("iball") signed the Agreement and Plan of Merger whereby iball would merge with and into a wholly owned, direct subsidiary of Paradise. The completion of the merger was contingent on certain closing conditions that were subsequently satisfied. On July 3, 2001, the parties completed the transaction and, accordingly, the iball shareholders will receive 9,390,000 restricted shares of Paradise common stock.

On August 15, 2001, the Company entered into a loan agreement with the same lender that provided funding through a commercial factoring agreement (such factoring agreement is more fully discussed at Part I, Note 6). The additional loan in the amount of $250,000 is secured by and cross-collateralized against the commercial factoring agreement and by a security agreement. The loan bears interest at the rate of 15% per annum and matures on August 15, 2002.

As of July 1, 2001, the Company and Trippin' `N Rhythm Records ("LoMo") have amicably resolved all outstanding issues arising out of the distribution agreement between the parties and have signed a new agreement setting forth the terms of their ongoing relationship.

The Company and Brian Doyle entered into a separation agreement and general release effective May 31, 2001, whereby Mr. Doyle resigned from his positions as Chief Executive Officer of All Access Entertainment Management Group, Inc. and of Push Records, Inc., and from all positions held as an officer or director of the Company and its subsidiaries.

The Company and Richard Flynn entered into a separation agreement and general release effective May 16, 2001, whereby Mr. Flynn resigned from all positions he held as an officer and director of the Company and its subsidiaries.

On July 12, 2001, the Company named Mr. Philip J. Ablove to its Board of Directors. Mr. Ablove is Executive Vice President, Chief Financial Officer and a director of Pioneer Companies, Inc., a public company that manufactures chlorine, caustic soda and related products.

On May 31, 2001, the Company named Mr. Richard Rifenburgh to its Board of Directors to serve as Vice Chairman. Mr. Rifenburgh also presently serves on the Board of Directors of Verance Corporation, Current Computer Corporation, Tristar Corporation and St. George Crystal, Ltd. Until recently, Mr. Rifenburgh served on the Board of iball Media, Inc.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      Please refer to the following document filed as an Exhibit to Form 8-K filed with the SEC on June 21, 2001:

            o Agreement and Plan of Merger dated June 15, 2001, by and between the Company, ib Acquisition Corp., and iball Media, Inc.

      (b)   Reports on Form 8-K

            o Report on Form 8-K filed with the SEC on June 21, 2001 announcing the signing of the merger with iball Media, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                PARADISE MUSIC & ENTERTAINMENT, INC.


                                By: /s/ Kelly Hickel
                                    ------------------------------------------
                                Kelly Hickel, President


                                By: /s/ John Gansley
                                    ------------------------------------------
                                John Gansley, Interim Chief Financial Officer

Date: August 20, 2001