Form 10QSB
period 2001-09-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 2001-11-19
CIK 1024464

PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                               September 30, 2001

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2001

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to
                               --------------------  ---------------------------

Commission file number 1-12635

                      PARADISE MUSIC & ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

              Delaware                                   13-3906452
-------------------------------------     --------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

   53 West 23rd Street, New York, New York                 10010
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

                                 Yes |X| No |_|

At November 14, 2001, the Issuer had 23,821,610 shares of Common Stock, $.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format  Yes |_| No |X|

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

PART I      FINANCIAL INFORMATION                                           PAGE
                                                                            ----

Item 1      Financial Statements (unaudited)

              Consolidated Balance Sheet as of
               September 30, 2001                                              4

              Consolidated Statements of Operations for the Three
               and Nine Months Ended September 30, 2001 and 2000               5

              Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 2001 and 2000                      6-7

              Notes to Consolidated Financial Statements                    8-13

Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          14-16

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                                 17

Item 2      Changes in Securities and Use of Proceeds                         17

Item 3      Defaults Upon Senior Securities                                   17

Item 4      Submission of Matters to a Vote of Security Holders               17

Item 5      Other Information                                                 17

Item 6      Exhibits and Reports on Form 8-K                                  17

            Signatures                                                        18

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (unaudited)
                               September 30, 2001

            ASSETS

CURRENT ASSETS:

   Cash                                            $     47,157
   Accounts receivable                                1,225,686
   Inventory                                            269,959
   Prepaid expenses and other current assets            146,908
                                                   ------------
         Total current assets                                      $   1,689,710

PROPERTY AND EQUIPMENT, net                                              887,895

OTHER ASSETS:
   Goodwill, net                                      2,503,561
   Security deposits and other                          230,875
                                                   ------------
                                                                       2,734,436
                                                                   -------------

                                                                   $   5,312,041
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                $  1,444,129
   Advances from lender                                 227,696
   Accrued expenses                                   1,313,534
   Note payable                                         335,250
                                                   ------------
         Total current liabilities                                 $   3,320,609

COMMITMENTS                                                                   --

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value,
    authorized 5,000,000 shares, none issued                 --
   Common stock, $.01 par value,
    authorized 75,000,000 shares,
    issued and outstanding 11,127,984 shares            248,641
   Capital in excess of par value                    28,053,983
   Common Stock to be issued                             52,659
   Treasury Stock                                        (7,000)
   Note receivable, stockholder                         (44,082)
   Accumulated deficit                              (26,312,769)
                                                   ------------

        Total stockholders' equity                                     1,991,432
                                                                   -------------

                                                                   $   5,312,041
                                                                   =============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Three Months Ended                 Nine Months Ended
                                                                   ----------------------------      -------------------------------
                                                                     Sept. 30         Sept. 30          Sept. 30          Sept. 30
                                                                       2001             2000              2001              2000
                                                                   -----------      -----------      ------------      ------------
REVENUES                                                           $ 1,444,784      $ 3,013,018      $  5,874,652      $  8,179,917
                                                                   -----------      -----------      ------------      ------------

OPERATING EXPENSES
  Cost of sales                                                      1,256,915        2,037,663         4,494,413         5,568,217
  Provision for goodwill impairment                                                          --                                  --
  Non-recurring costs associated with merger
     and operational restructuring                                                           --                                  --
  Marketing, selling, general and administrative                     1,663,151        2,160,591         5,180,047         5,979,302
                                                                   -----------      -----------      ------------      ------------
         Total operating expenses                                    2,920,066        4,198,254         9,674,460        11,547,519

LOSS FROM OPERATIONS                                                (1,475,282)      (1,185,236)       (3,799,808)       (3,367,602)

INTEREST EXPENSE (INCOME)                                              216,538          213,254           206,140           374,305

                                                                   -----------      -----------      ------------      ------------
LOSS FROM CONTINUING OPERATIONS                                     (1,691,820)      (1,398,490)       (4,005,948)       (3,741,907)

DISCONTINUED OPERATIONS                                              1,132,011         (140,105)       (7,471,285)         (630,227)
                                                                   -----------      -----------      ------------      ------------

NET LOSS                                                           $  (559,809)     $(1,538,595)     $(11,477,233)     $ (4,372,134)
                                                                   ===========      ===========      ============      ============
NET LOSS PER COMMON SHARE, BASIC AND DILUTED

            FROM CONTINUING OPERATIONS                                              $     (0.15)                       $      (0.44)
                                                                   ===========      ===========      ============      ============

            FROM DISCONTINUED OPERATIONS                                            $     (0.01)                       $      (0.07)
                                                                   ===========      ===========      ============      ============

            NET LOSS                                                                $     (0.16)                       $      (0.51)
                                                                   ===========      ===========      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN COMPUTING BASIC AND DILUTED
LOSS PER COMMON SHARE                                                                 9,639,953                           8,520,624
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

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Nine Months Ended
                                                                               -------------------------------------
                                                                                 September 30,       September 30,
                                                                                     2001                2000
                                                                               -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations                                                                $                   $
Discontinued operations
                                                                               -----------------   -----------------
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization
   Amortization of goodwill
   Provision for goodwill impairment
   Options/warrants issued for services in lieu of cash
   Provision for returns
   Common stock issued and warrants granted to outside
     directors, consultants, vendors and employees
Changes in operating Assets and Liabilities:
   Accounts receivable
   Inventory
   Prepaid expenses and other current assets
   Security deposits and other assets
   Accrued payroll and related expenses
   Accounts payable
   Accrued expenses
                                                                               -----------------   -----------------
NET CASH USED IN OPERATING ACTIVITIES
                                                                               -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for property and equipment
   Acquisition costs, net of cash acquired
   Note receivable, officer
                                                                               -----------------   -----------------
NET CASH USED IN INVESTING ACTIVITIES
                                                                               -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from lender
   Note payable
   Proceeds from sale of common stock, net of expenses
   Proceeds from long term convertible debt, net of
     expenses
   Warrants issued with long term debt
                                                                               -----------------   -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                               -----------------   -----------------
NET INCREASE (DECREASE) IN CASH

CASH, beginning of period
                                                                               -----------------   -----------------

CASH, end of period                                                                            $                   $
                                                                               =================   =================

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (unaudited)

                                                                                        Nine Months Ended
                                                                               -------------------------------------
                                                                                 September 30,       September 30,
                                                                                     2001                2000
                                                                               -----------------   -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
   Cash paid during the period for income taxes                                $                   $
                                                                               =================   =================

   Cash paid during the period for interest                                    $                   $
                                                                               =================   =================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:

  Conversion of liabilities into common stock                                  $                   $
                                                                               =================   =================

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

            The consolidated results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 -    ORGANIZATION AND NATURE OF OPERATIONS:

            Paradise Music & Entertainment, Inc. ("Paradise") was formed in July 1996. Effective July 3, 2001, Paradise and iball Media Inc. ("iball") completed their plan of merger and effectively combined their business interests (See Financial Footnote 8 for further details).

            Paradise is a music and entertainment company now focused on partnering with other companies to build their brands by utilizing music and events to marry marketing, technology and entertainment to connect customers with consumers. This strategy is to deliver the branding message for global and Fortune 1000 companies through unique music and music events geared to targeted demographics. Our products, services and content are offered through three operating groups, which have been resegmented to reflect the Company's current strategic organization:

            (1) PDSE Film and Television Group includes Picture Vision, Inc. ("Picture Vision"), a video, television and commercial production company and John Leffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave"), a producer of music for commercials as well as original musical content for programs and movies, such as the theme music and underscore for the kids' television series Pokemon. Subsequent to the balance sheet date, Paradise entered in to an agreement with Jon Small regarding PictureVision as more fully described in Financial Footnote 11.

            (2) PDSE Music Group includes the following operating divisions:

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

            o PDSE Records and Push also maintain licensing, marketing and distribution and joint venture agreements with Kinetic Records (electronic and dance music) and Trippin' N' Rhythm (adult urban contemporary and smooth jazz).

            (3) PDSE Festival & Events Group markets sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients. This Group and the new strategy were launched on July 3, 2001 as a result of the merger with iball. On October 11, 2001, the Group signed a marketing agreement with Action Marketing Group for marketing a number of the Company's sponsorship contracts for over the next year. As a result of the joint efforts, the group is currently in negotiations for a number of festivals and music events for the 2002 season, with contracts with a number of Global Brand companies currently being negotiated now. The first announcement of one of these agreements was made on November 8, 2001. Sufficient numbers of relationships are expected that a series of tours, concerts and festivals are planned for 2002. Some of these events are planned by the

            Company to result in Pay-per-View specials with a major television network, the agreement for which is currently being negotiated. These events, of course, will be dependent upon the Company completing its financing currently under way.

            As of the quarter ended September 30, 2001, the Company has discontinued the operations of the PDSE Digital, Inc., All Access Entertainment Management Group, Inc., Straw Dogs, Inc. ("Straw Dogs"), and Shelter Films, Inc. ("Shelter Films") as more fully explained in Management's Discussion and Analysis as well as in Financial Footnote 6.

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

            Goodwill - The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over a period of 15 years. The Company continually evaluates the carrying value of goodwill and other intangible assets. Any impairment would be recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

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

            Loss Per Common Share - Basic earnings per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for the nine months ended September 30, 2001 and 2000. Unexercised stock options and outstanding stock warrants were not included in the computations of diluted earnings per common share because their effect would have been antidilutive as a result of the Company's losses.

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

            New Accounting Pronouncements - In July 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

            fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.

NOTE 4 -    GOING CONCERN CONSIDERATION:

            The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2001, the Company had a working capital deficit of approximately $___ million, an accumulated deficit in stockholder's equity of approximately $____ million, and has incurred losses since its inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

            Paradise has been in negotiation with an investor to secure additional financing and anticipates completing a transaction in the immediate future. The investor has signed Term Sheets for a $2,750,000 financing as disclosed on October 18, 2001. This financing is deemed to be adequate to complete the restructuring and to launch the new strategy. If the Company is unsuccessful in completing this financing, it is likely that it will seek to formally reorganize.

            Management's plans include further expense reductions, debt and equity financings, along with strategic acquisitions of complementary businesses, further evaluation of its current operating segments and development of new revenue sources. Continuation of the Company as a going concern is dependent upon its ability to resolve its liquidity problem, its ability to continue to defer payment of certain obligations, and ultimately, to attain future profitable operations. The financial statements do not include any adjustment that might result from this uncertainty.

NOTE 5 -    FINANCING ARRANGEMENTS:

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

            As of September 30, 2001 approximately $227,700 was the outstanding advance balance. Advances from the lender bear interest at the higher of 10.5% per annum or the prime rate plus 2.50%. A factoring fee of 3.25% per invoice is assessed, with available rebates up to 2.25% depending on speed of collection of invoices.

            In connection with this transaction, the Company issued warrants to the lender providing for the purchase of 75,000 restricted common shares of Paradise at $0.25 per share which vested and were exercisable immediately. Such warrants were valued at $18,750 utilizing the Black Scholes method for calculating such instruments.

            On May 21, 2001 the Company entered into a loan agreement in the amount of $450,000 with another lender. In connection with this loan, the Company issued a note payable which bears interest at the rate of 2.5% per month and is collateralized by future royalties to be earned under an affiliation agreement with a music publisher. As of September 30, 2001 the outstanding note payable balance amounted to $211,658.

            On August 15, 2001, Company entered into a loan agreement in the amount of $250,000 at a fixed interest rate of 15% with the same lender that provides the factoring facility (noted above). Subsequently on September 5, 2001 Company entered into a financing agreement with the same lender. The agreement provided for the sale of future royalties relating to certain Rave compositions, for $1,200,000 as well as the cancellation of the note under the August 15 loan agreement. In connection with this transaction, the Company issued warrants to the lender providing for the purchase of 200,000 restricted common shares of Paradise at $0.25 per share which vested and were exercisable immediately. Such warrants were valued at $7,400 utilizing the Black Scholes method for calculating such instruments. The proceeds of the sale were used to provide working capital and to cross-collateralize the factoring agreement. On October 2, 2001

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

            Paradise and its lender agreed to terminate the lending arrangements under the terms of the agreement, effective October 31, 2001.

            On October 18, the Company announced the completion of arrangements for a Secured Convertible Debenture in the amount of $2,750,000. $750,000 is in the form of a Bridge Loan secured by all of the assets of the Company and its subsidiaries. The funds are expected shortly. There is, of course, no guarantee the Company will be able to complete either the Bridge Loan or the Permanent Financing.


NOTE 6 -    DISCONTINUED OPERATIONS:

            In May 2001, the Company discontinued its artist management and digital production businesses.

            In August 2001, The Board of Directors of Straw Dogs, Inc. decided to terminate its operations. Straw Dogs was a subsidiaryn affiliate of the Company. In September 2001 the Board of Directors of Shelter Films, Inc., an affiliate subsidiary of the Company, elected to cease operations. As a result of these actions, the Company has decided to discontinue its commercial production segment.

            Results of operations including estimated costs associated with the disposal of this segment has been determined and are included in the statement of operations as discontinued operations. However, certain contingencies may exist with regard to the final disposition of the commercial production group and are explained more fully in Financial Footnote 7.

NOTE 7 -    COMMITMENTS AND CONTINGENCIES:

            On August 13, 2001, 8330 W. Third Street, LLC filed a complaint against Straw Dogs, Inc., an affiliate subsidiary of the Company, in the Superior Court of California, County of Los Angeles, alleging that Straw Dogs breached various obligations under its lease dated August 1, 1998. The suit seeks damages, including, but not limited to, past due rent in the amount of $59,083.21, attorneys fees, and certain other fees and taxes.

            On September 17, 2001, Craig Rodgers, the former President of Straw Dogs, made a demand for arbitration alleging breach of various obligations under his employment agreement, which was guaranteed by the Company. He is seeking damages in an amount not less than $1,000,000. The Company is in the process of determining potential counterclaims against the former executive and against the principals of 8330 W. Third Street, LLC. The , including offsets of amounts due Straw Dogs, Inc. from the principals of 8330 W. Third Street, LLC and possible claims involving funds that were to have been paid either to Straw Dogs or the Company by the principals or the predecessor companiesThe parties are currently in negotiations to settle the matter, however there can be no assurance that a resolution will be reached.

            Additional claims have been raised by former management regarding breach of contract (employment), as disclosed on September 20, 2001., as well as third parties for damages incurred pertaining to the shutdown of both the Straw Dogs and Shelter Films businesses by their respective Boards of Directors. The third party claims made by vendors, former employees and unions are against the respective former subsidiaries and in some cases, allege, the Company as well. In each matter, the Company is currently investigating potential counterclaims. In the Straw Dogs matter, the counterclaims potentially may include offsets of amounts due Straw Dogs, Inc. from the principals, LLC and possible claims involving funds that were to have been paid either to Straw Dogs or the Company by the principals, the predecessor companies, or clients.

            Although management believes that the Company will be able to settle these disputes favorably, there can be no assurance of such outcome. Further, resolution may be predicated on Company's ability to secure capital funding, details of which are more fully explained in financial footnote 4. Unfavorable resolution of these claims would have a material adverse impact on the financial condition of the Company.

NOTE 8 -    STOCKHOLDERS' EQUITY

            The Company entered into consulting agreements with various consultants throughout 2001 for ongoing professional and financial services. The consultants were compensated for their services (either partially or in full) through the issuance of an aggregate of ______ shares of the Company's common stock. The stock was valued at approximately $______.

            Effective July 3, 2001, Paradise and iball Media, Inc. ("iball") completed their Plan of Merger and effectively combined their business interests. In connection with this transaction, iball shareholders were issued 9,390,000 shares of Paradise common stock, which represented approximately 45% of the total Paradise common stock outstanding as of the completion of the transaction. Further, 2,000,000 shares were placed in escrow for future grants of options to present and future employees of the Company. Such options were valued at a conversion price of $0.22 per common share, which represented the closing market price on the date of the iball merger.

NOTE 9 -    ECONOMIC DEPENDENCY:

            Approximately $507,000 and $782,000 of PDSE Film and TV Group revenues for the nine months ended September 30, 2001 and 2000, respectively, were derived from one customer. As of September 30, 2001, no amounts were receivable from this customer.


NOTE 10 -   INFORMATION CONCERNING BUSINESS SEGMENTS

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

            Segment information listed below reflects the three re-segmented principal business units of the Company for the three and nine months ended September 30, 2001 and 2000. Discontinued operations include the net losses realized for the artist management and digital production businesses. Each segment is managed according to the products or services provided to the respective customers.

            For the three months ended September 30, 2001 (unaudited):

For the three months ended Sept. 30, 2001 (unaudited)

                           PDSE             PDSE              PDSE          Discontinued
                            TV             Music         Festival/Events     Operations         Corporate          Consolidated
                      --------------  -----------------  ----------------  ---------------  ------------------  -------------------
Revenues               $  567,052       $  877,732                                                                $  1,444,784

Net income (loss)      $ (240,484)      $ (135,714)        $  (148,402)       $ 1,132,011      $  (1,144,748)     $   (537,337)

            For the three months ended September 30, 2000 (unaudited):

For the three months ended Sept. 30, 2000 (unaudited)

                           PDSE             PDSE              PDSE          Discontinued
                            TV             Music         Festival/Events     Operations         Corporate          Consolidated
                      --------------  -----------------  ----------------  ---------------  ------------------  -------------------

Revenues               $1,278,163       $1,734,855                                                                $  3,013,018

Net income (loss)      $  270,571       $ (180,568)                           $  (140,105)     $  (1,488,493)     $ (1,538,595)

            For the nine months ended September 30, 2001 (unaudited):

For the nine months ended Sept. 30, 2001 (unaudited)

                           PDSE             PDSE              PDSE          Discontinued
                            TV             Music         Festival/Events     Operations         Corporate          Consolidated
                      --------------  -----------------  ----------------  ---------------  ------------------  -------------------
Revenues               $3,201,224       $2,673,428                                                                $  5,874,652

Net income (loss)      $  207,099       $ (731,541)        $  (148,402)       $(7,471,285)     $  (3,310,632)     $(11,454,761)

            For the nine months ended September 30, 2000 (unaudited):

For the nine months ended Sept. 30, 2000 (unaudited)

                           PDSE             PDSE              PDSE          Discontinued
                            TV             Music         Festival/Events     Operations         Corporate          Consolidated
                      --------------  -----------------  ----------------  ---------------  ------------------  -------------------
Revenues               $3,721,669       $4,458,248                                                                $  8,179,917

Net income (loss)      $  482,611       $ (421,860)                           $  (630,227)     $  (3,802,658)     $ (4,372,134)

NOTE 11 -   RECENT AND SUBSEQUENT EVENTS:

            In October 2001, certain executives were awarded S-8 shares for their effort in connection with Management's restructuring of the Company.

            As of October 14, 2001, Company has defaulted on certain iball Notes. The Note holders have demanded a cure of the defaults. Resolution of the matter is predicated on Company's ability to secure capital funding, details of which are more fully explained in financial footnote 4.

            On October 5, 2001, Paradise received a notice of Voluntary Termination by Jon Small. As a result of negotiations, the Company entered in an agreement with Mr. Small where, certain assets of its Picture Vision subsidiary were transferred to Mr. Small, its President and founder, for $157,000. The agreement provides for, among other things, future royalties payments to Paradise (which relate future revenues from customers obtained during the period of Paradise ownership), transfer of the office lease, and right to the "Picture Vision" name to Jon Small. Additionally, the parties agreed to an ongoing strategic relationship whereby Jon Small would provide technical services for Paradise future projects.

            On November 6, LoMo Holdings Inc. d/b/a Trippin' N' Rhythm notified Push Records of a breach of their agreement dated July 2, 2001 relating to certain restructuring actions taken by the Company and Push Records.

            Subsequent to the balance sheet date, additional claims have been raised by third parties for damages incurred pertaining to the discontinuing of both the Straw Dogs and Shelter Films businesses. The third party claims made by vendors, former employees and unions are against the respective subsidiaries and in some cases the Company as well. In each matter, the Company is currently investigating potential counterclaims as described above.

            On November 14, 2001, A to Z Music Services, Inc. ("A to Z") filed a complaint against PDSE Records and Company in the Supreme Court of the State of New York, County of New York, alleging that PDSE Records has failed to make payment for goods and services rendered by A to Z. The suit seeks damages in the amount of $41,381.81.

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

General

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company") is a music and entertainment company focused on partnering with other companies to build their brands by utilizing music and events to marry marketing, technology and entertainment to connect customers with consumers. To accomplish this objective, Paradise has been reorganizing operations throughout 2001 and currently supports the business with three operating groups as described more fully in Financial Footnote 2.

Paradise has launched a new strategic direction that empowers the business and creative talent already encompassed within the company. This strategy is to deliver the branding message for Global and Fortune 1000 companies with unique music and events geared to targeted demographics - a strategy focused on creating Sponsor Targeted Entertainment.

Paradise's music events and marketing capabilities are designed to offer these premier brands and their advertising agencies events and projects that are cost-effective, geared to brands' targeted demographics, offer offline and online pre-event, event and post-event exposure, promotions, and data gathering. In addition to effectively targeting demographics, our vertical integration in the entertainment industry allows us to offer bundled packages to our customers, allowing for seamless, dependable, coordinated campaigns across multiple media platforms. Paradise is entering a new chapter as a leaner, more aggressive firm with a core vision of creating sponsor-targeted entertainment and an ethnically and racially diverse management team and ownership committed to making Paradise a premier a creative studio.

All of the foregoing discussion of anticipated changes is subject to negotiations and completion and there can be no assurance that any one or more of these changes will take place. Paradise will need, in any event, to complete it's planned financing and maintain cash flow to support its business units and intended acquisitions. There can be no assurance that such financing will be obtained.

Results of Operations
Three Months Ended September 30, 2001 Compared to
Three Months Ended September 30, 2000.

In aggregate, revenues for the three months ended September 30, 2001 decreased to $1,4344,784 or 525% compared to revenues of $3,013,018 in the three-month period ended September 30, 2000. The net loss from operations was $5374,065,337968 for the three months ended September 30, 2001 compared to $1,538,595 for the three months ended September 30, 2000, 34% of the prior period's loss. Discontinued operations (net) amounted to a gain of $12,132274,01148 versus a loss of $140,105 in the respective periods. The current year's results include a one time charge relating to the write down of related assets to net realizable value and estimated costs associated with the disposition.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

PDSE TV Group revenues were $567,052 and $1,278,163 for the three months ended September 30, 2001 and 2000, respectively, a decrease of $711,111, or 55.6%, reflecting the impact of the overall poor domestic economy and weak entertainment market.

PDSE TV Group cost of sales decreased to $829,925 for three months ended September 30, 2001 from $916,204 for the three months ended September 30, 2000, a decrease of $86,279 or 9.4%. Gross profit as a percentage of PDSE TV revenues decreased to a negative 46% for the three months ended September 30, 2001, compared to 28% for the three months ended September 30, 2000. The change in cost of sales and gross profit margin is primarily due to the higher contribution of royalties, which carry little or no cost of sales, to total income in the current year.

PDSE Music Group revenues decreased 571.24% to $7842,732 for the three months ended September 30, 2001, from $1,734,855 for the three months ended September 30, 2000. The decrease in revenues is primarily due to the elimination of certain label affiliations that contributed to revenues in the previous periods.

PDSE Music Group cost of sales decreased to $396,990 for the three months ended September 30, 2001 from $1,121,459 for the three months ended September 30, 2000, a decrease of $694,469 or 64.6%. Gross profit for the group was $3445,742 or 4753% for the three months ended September 30, 2001, compared to $613,396 or 35% for the three months ended September 30, 2000. The improvement is due to the reduced costs associated with the elimination of certain label affiliations.

PDSE Festival & Events Group revenue was $35,000 and the cost of sales was $30,000 for the three months ended September 30, 2001. There were no revenues or Cost of Goods for the prior period.

The Company's Straw Dogs and Shelter Films businesses decided to discontinue their businesses in the current three month period. Result Loss from of discontinued operations amounted to $12,13274,01148 associated with the write down of the related assets and liabilities to their net realizable value.

Paradise's marketing, selling, general and administrative expenses decreased to $1,64063,579151 for the three months ended September 30, 2001 from $2,160,591 for the three months ended September 30, 2000, a decrease of $520497,012440 or 234%. The decrease in overhead reflects the effect of personnel and overhead cost reductions.

Net interest expense was $216,538 for the three months ended September 30, 2001, essentially flat compared to net interest expense of $213,254 for the three months ended September 30, 2000.

Results of Operations
Nine Months Ended September 30, 2001 Compared to
Nine Months Ended September 30, 2000.

In aggregate, revenues for the nine months ended September 30, 2001 decreased to $5,7874,652, or 552%, compared to $8,179,917 in the nine-month period ended September 30, 2000. The net loss from operations was $114,454983,761392 for the nine months ended September 30, 2001, including $414,762 of non-recurring costs relating to the iball merger and business restructuring compared to $4,372,134 for the nine months ended September 30, 2000.

Current year's results include a loss from discontinued operations (net) of $710,471877,444285 for the nine month period ended September 30, 2001, including the costs associated with the write down of related assets and liabilities related to the Straw Dogs, Shelter Films, All Access Management, and PDSE Digital; the comparable amount was $630,227 for fiscal year 2000. Loss from continuing operations amounted to $3,677,336 and $3,367,602 in the respective periods, an increase of $409,734. When taking into account non-recurring charges as noted above, the loss was essentially the same.

On September 17, 2001, Craig Rodgers, the former President of Straw Dogs, made a demand for arbitration alleging breach of various obligations under his employment agreement, which was guaranteed by the Company. He is seeking damages in an amount not less than $1,000,000. Company is in the process of determining potential counterclaims against the principals of 8330 W. Third Street, LLC and the former executive.

PDSE TV Group revenues decreased to $2,673,428 for the nine months ended September 30, 2001 from $3,721.669 for the comparable period in fiscal 2000, a decrease of $1,048,241 or 28.2%. The decrease in revenues is primarily due to the additional revenues generated last year from movie scores in addition to soft market conditions for the music video industry in the current fiscal period.

PDSE TV Group cost of sales decreased to $2,426,757 for nine months ended September 30, 2001 from $2,790,901 for the comparable period in fiscal 2000, a decrease of $364,144 or 13%. Gross profit as a percentage of PDSE TV revenues decreased to 9% for the nine months ended September 30, 2001, compared to 25% for the nine months ended September 30,

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

2000. The change in cost of sales and gross profit margin is primarily due to the higher costs realized in the music video affiliate.

PDSE Music Group revenues decreased 3129.20% to $3,0166,224 for the nine months ended September 30, 2001, from $4,458,248 for the nine months ended September 30, 2000. The decrease in revenues is primarily due to the elimination of certain label affiliations that contributed to revenues in the comparable period in fiscal 2000.

PDSE Music Group cost of sales decreased to $2,037,656 for the nine months ended September 30, 2001 from $2,777,316 for the nine months ended September 30, 2000, a decrease of $739,660 or 26.6%. Gross profit as a percentage of PDSE Music Group revenues decreased to 36% for the nine months ended September 30, 2001, compared to 38% for the nine months ended September 30, 2000.

PDSE Festival & Events Group revenue was $35,000 and the cost of sales was $30,000 for the three months ended September 30, 2001. There were no revenues or Cost of Goods for the prior period.

Paradise's marketing, selling, general and administrative expenses decreased to $5,157,575 for the nine months ended September 30, 2001 from $5,979,302 for the nine months ended September 30, 2000, a decrease of $821,727 or 13.7%. The decrease in overhead reflects the effect of personnel and overhead cost reductions initiated by the 00. In addition, non-recurring costs associated with the iball merger and business restructuring amounted to $414,762 in the current year.

Interest expense (net) )?) was $206,140 for the nine months ended September 30, 2001, compared to $374,305 for the nine months ended September 30, 2000. The decrease is the result of interest expense related to $3 million convertible debt financing completed in March 2000 with BayStar Capital and BayStar International that was subsequently extinguished in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2001 was $ . The operating loss for the nine months was partially offset by non-cash expenses such as depreciation and amortization and provision for goodwill impairment.

Net cash used in investing activities for the nine months ended September 30, 2001 was $ , principally due to purchases of fixed assets offset by payments of an officer's note receivable.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $ , which is substantially represented by the net proceeds of various short-term financing arrangements.

The Company had a working capital deficit of $ and stockholders' equity of $ at September 30, 2001. The Company is reviewing the profit and/or loss projections and cash needs of its businesses. The future cash requirements of the Company will be dependent upon the outcome of this review and the changes put into effect. Although certain financing arrangements have been secured in the current period (as discussed more fully in Note 6), additional capital is required to support the business. Discussions are under way with various prospective investors to provide additional capital, but there can be no assurance that such discussions will result in the arrangement of such capital on terms acceptable to the Company if at all. As more fully discussed in Note 4, continuation of the Company as a going concern is dependent upon its ability to resolve its liquidity problem and attain future profitable operations. Pending the outcome of the Company's efforts to raise additional capital, the Company has deferred payment of certain outstanding obligations. Failure to pay such obligations on a current basis could result in such creditors initiating adverse actions against the Company.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 13, 2001, 8330 W. Third Street, LLC filed a complaint against Straw Dogs, Inc., an affiliate subsidiary of the Company, in the Superior Court of California, County of Los Angeles, alleging that Straw Dogs breached various obligations under its lease dated August 1, 1998. The suit seeks damages, including, but not limited to, past due rent in the amount of $59,083.21, attorneys fees, and certain other fees and taxes. The Company is in the process of determining potential counterclaims against the former executive and against the principals of 8330 W. Third Street, LLC. The , including offsets of amounts due Straw Dogs, Inc. from the principals of 8330 W. Third Street, LLC and possible claims involving funds that were to have been paid either to Straw Dogs or the Company by the principals or the predecessor companies.The parties are currently in negotiations to settle the matter, however there can be no assurance that a resolution will be reached. In the opinion of management, the ultimate outcome of this action should not have a material impact on the liquidity, results of operations or financial condition of the Company as a whole.

On September 17, 2001, Craig Rodgers, the former President of Straw Dogs, made a demand for arbitration alleging breach of various obligations under his employment agreement, which agreement was guaranteed by the Company. He is seeking damages in an amount not less than $1,000,000. executive The counterclaims potentially may include offsets of amounts due Straw Dogs, Inc. from the executive and other principals, as well as possible claims involving funds that were to have been paid either to Straw Dogs or the Company by the principals, the predecessor companies, or clients.. The Company is in the process of determining potential counterclaims against the former executive and against the principals of 8330 W. Third Street, LLC.

On October 1, 2001, the Directors Guild of America ("DGA") made 2 demands for arbitration for alleged failure to pay individuals who are alleged members of the DGA.

In connection with the discontinued operations of the Company, additional third party claims have been made by vendors, former employees and unions against the respective former subsidiaries and in some cases, name the Company as well. In each matter, the Company is currently investigating potential counterclaims. With respect to the discontinued operations of Straw Dogs, there are numerous actions, which, although under dispute, aggregate $180,158.88

Additional third party claims have been made by vendors, former employees and unions against the respective former subsidiaries and in some cases, allege, the Company as well. In each matter, the Company is currently investigating potential counterclaims. In the Straw Dogs matter, the counterclaims potentially may include offsets of amounts due Straw Dogs, Inc. from the principals, LLC and possible claims involving funds that were to have been paid either to Straw Dogs or the Company by the principals, the predecessor companies, or clients.

Although management believ

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 3, 2001, Paradise and iball Media, Inc. ("iball") completed their Plan of Merger and effectively combined their business interests. In connection with this transaction, iball shareholders were issued 9,390,000 shares of Paradise common stock, which represented approximately 45% of the total Paradise common stock outstanding as of the completion of the transaction.

On September 12, 2001, Jesse Dylan resigned from his position on the Company's Board of Directors.

On September 12, 2001, Jeffrey Rosen resigned from his position on the Company's Board of Directors.

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

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                   PARADISE MUSIC & ENTERTAINMENT, INC.


                                   By: /s/ Kelly Hickel
                                       -----------------------------------------
                                       Kelly Hickel, President


                                   By: /s/ John Gansley
                                       -----------------------------------------
                                       John Gansley, Interim Chief Financial
                                        Officer

Date: November 14, 2001