Form 10QSB/A
period 2001-09-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 2001-11-20
CIK 1024464

PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                               September 30, 2001

                                  FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

The Company hereby amends its filing to include complete financial information for PART I to its Form 10Q-SB filed on November 19, 2001.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB/A

PART I      FINANCIAL INFORMATION                                           PAGE
                                                                            ----

Item 1      Financial Statements (unaudited)

              Consolidated Balance Sheet as of
               September 30, 2001                                              4

              Consolidated Statements of Operations for the Three
               and Nine Months Ended September 30, 2001 and 2000               5

              Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 2001 and 2000                        6

              Notes to Consolidated Financial Statements                    7-12

Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          13-15

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                                 16

Item 2      Changes in Securities and Use of Proceeds                         16

Item 3      Defaults Upon Senior Securities                                   16

Item 4      Submission of Matters to a Vote of Security Holders               16

Item 5      Other Information                                                 16

Item 6      Exhibits and Reports on Form 8-K                                  16

            Signatures                                                        17

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (unaudited)
                               September 30, 2001

                   ASSETS

CURRENT ASSETS:
 Cash                                                 $      7,140
 Accounts receivable, net of allowances of $127,850        687,311
 Inventory                                                 269,959
 Prepaid expenses and other current assets                 169,978
                                                      ------------

      Total current assets                                            $ 1,134,388

PROPERTY AND EQUIPMENT, net                                               837,895

OTHER ASSETS:
 Goodwill and other intangibles, net                     2,517,001
 Security deposits and other                               202,480
                                                      ------------
                                                                        2,719,481
                                                                      -----------

                                                                      $ 4,691,764
                                                                      ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable                                     $  1,359,633
 Advances from lender                                      227,696
 Accrued expenses                                        1,113,538
 Notes payable                                             335,250
 Discontinued operations, net                            3,156,934
                                                      ------------

      Total current liabilities                                       $ 6,193,051
                                                                      -----------
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.01 par value,
  authorized 5,000,000 shares, none issued                      --
 Common stock, $.01 par value,
  authorized 75,000,000 shares,
  issued and outstanding 21,267,716 shares                 212,677
 Capital in excess of par value                         27,023,747
 Common stock to be issued                                  52,659
 Note receivable, stockholder                              (44,082)
 Accumulated deficit                                   (28,746,288)
                                                      ------------

     Stockholders' deficit                                             (1,501,287)
                                                                      -----------

                                                                      $ 4,691,764
                                                                      ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           Three Months Ended                  Nine Months Ended
                                                      -----------------------------      ------------------------------
                                                        Sept. 30         Sept. 30          Sept. 30          Sept. 30
                                                          2001             2000              2001              2000
                                                      ------------      -----------      ------------      ------------
REVENUES                                              $  1,344,784      $ 3,013,018      $  5,774,652      $  8,179,917
                                                      ------------      -----------      ------------      ------------

OPERATING EXPENSES
   Cost of sales                                         1,256,915        2,037,663         4,494,413         5,568,217
   Non-recurring costs associated with merger
       and operational restructuring                            --               --           414,762                --
   Marketing, selling, general and administrative        1,663,151        2,160,591         4,765,285         5,979,302
                                                      ------------      -----------      ------------      ------------
       Total operating expenses                          2,920,066        4,198,254         9,674,460        11,547,519

LOSS FROM OPERATIONS                                    (1,575,282)      (1,185,236)       (3,899,808)       (3,367,602)

INTEREST EXPENSE                                           216,538          213,254           206,140           374,305
                                                      ------------      -----------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS                         (1,791,820)      (1,398,490)       (4,105,948)       (3,741,907)

DISCONTINUED OPERATIONS                                 (2,274,148)        (140,105)      (10,877,444)         (630,227)
                                                      ------------      -----------      ------------      ------------

NET LOSS                                              $ (4,065,968)     $(1,538,595)     $(14,983,392)     $ (4,372,134)
                                                      ============      ===========      ============      ============

NET LOSS PER COMMON SHARE, BASIC AND DILUTED

              FROM CONTINUING OPERATIONS              $      (0.11)     $     (0.15)     $      (0.32)     $      (0.44)
                                                      ============      ===========      ============      ============

              FROM DISCONTINUED OPERATIONS            $      (0.14)     $     (0.01)     $      (0.84)     $      (0.07)
                                                      ============      ===========      ============      ============

              NET LOSS                                $      (0.24)     $     (0.16)     $      (1.16)     $      (0.51)
                                                      ============      ===========      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN COMPUTING BASIC AND DILUTED
LOSS PER COMMON SHARE                                   16,646,399        9,639,953        12,968,213         8,520,624
                                                      ============      ===========      ============      ============

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                   -----------------------------
                                                                                     Sept. 30         Sept. 30
                                                                                       2001             2000
                                                                                   ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations                                                    $ (4,105,948)     $(3,741,907)
Discontinued operations                                                             (10,877,444)        (630,227)
                                                                                   ------------      -----------
Net loss                                                                            (14,983,392)      (4,372,134)

Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                                        306,903          326,127
   Amortization of goodwill                                                              34,654               --
   Discontinued Operations                                                           11,477,099         (804,615)
   Non-cash consulting expense in connection with warrants and options                   42,305           53,733
   Provision for returns                                                               (105,875)          37,244
   Non-cash interest expense                                                                 --          419,650
   Common stock issued to outside
    directors, consultants, vendors and employees                                       159,460           52,689
Changes in operating Assets and Liabilities:
   Accounts receivable                                                                1,012,925         (171,077)
   Inventory                                                                             61,032         (183,612)
   Prepaid expenses and other current assets                                             96,507         (194,937)
   Security deposits and other assets                                                    (2,000)         (19,972)
   Accrued payroll and related expenses                                                 104,697         (218,494)
   Accounts payable                                                                     441,029          478,598
   Accrued expenses                                                                      12,172          297,906
                                                                                   ------------      -----------
NET CASH (USED IN) OPERATING ACTIVITIES                                              (1,342,574)      (4,298,894)
                                                                                   ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for property and equipment                                                   (49,943)        (224,256)
   Acquisition costs of subsequently discontinued operations                                 --          178,200
   Investment in Eruptor
   Note receivable, officer                                                              20,000               --
                                                                                   ------------      -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                                 (29,943)         (46,056)
                                                                                   ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from lender                                                                 227,696
   Proceeds from sale of common stock, net of expenses                                       --        1,567,022
   Proceeds from long term convertible debt, net of expenses                                 --        1,732,017
   Proceeds from warrants issued with long term debt                                         --          862,522
                                                                                   ------------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               227,696        4,161,561
                                                                                   ------------      -----------

NET (DECREASE) IN CASH                                                               (1,144,821)        (183,389)

CASH, beginning of period                                                             1,151,961        1,454,404
                                                                                   ------------      -----------

CASH, end of period                                                                $      7,140      $ 1,271,015
                                                                                   ============      ===========

          See accompanying notes to consolidated financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

NOTE 1 -    BASIS OF PRESENTATION:

            The consolidated financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and subsidiaries (the "Company" or "Paradise") and have been reviewed in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report for the period ended December 31, 2000 on Form 10-KSB.

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

            Paradise is a music and entertainment company now focused on partnering with other companies to build their brands by utilizing music and events to marry marketing, technology and entertainment to connect customers with consumers. This strategy is to deliver the branding message for global and Fortune 1000 companies through unique music and music events geared to targeted demographics. Our products, services and content are offered through three operating groups, which have been resegmented to reflect the Company's current strategic organization:

            (1) PDSE Television ("TV") Group includes Picture Vision, Inc. ("Picture Vision"), a video, television and commercial production company and John Leffler Music, Inc. (which operates under the name of Rave Music and Entertainment) ("Rave"), a producer of music for commercials as well as original musical content for programs and movies, such as the theme music and underscore for the kids' television series Pokemon. Subsequent to the balance sheet date, Paradise entered in to an agreement with Jon Small regarding PictureVision as more fully described in Financial Footnote 11.

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

            (3) PDSE Festival & Events Group markets sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients. This Group and the new strategy were launched on July 3, 2001 as a result of the merger with iball. On October 11, 2001, the Group signed a marketing agreement with Action Marketing Group for marketing a number of the Company's sponsorship contracts over the next year. As a result of the joint efforts, the group is currently in negotiations for a number of festivals and music events for the 2002 season, with contracts with a number of Global Brand companies currently being negotiated.

            These events, of course, are dependent upon the Company completing its financing currently under way and described more fully in Financial Footnote 4.

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

            Goodwill - The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill. The Company continually evaluates the carrying value of goodwill and other intangible assets. Any impairment would be recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

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

NOTE 4 -    GOING CONCERN CONSIDERATION:

            The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2001, the Company had a working capital deficit of $5,058,663, an accumulated deficit of $1,501,287, and has incurred losses since its inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

            The Company has executed a term sheet with an investor which would provide up to $2,750,000 in financing to the Company. Of this amount $750,000 would initially be provided on a bridge financing basis with the permanent financing to be provided within a reasonable time thereafter. The financing would be secured by all of the assets of the Company and would be convertible into common stock at the price of the common stock on the date of the financing. Additional warrants would be issued in connection with the financing. There can be no assurance that either the bridge financing or the permanent financing will be completed. If the financing is completed the Company will move forward with its corporate strategy. If the financing is not completed it is likely that the Company will have to seek a reorganization in order to remain in business.

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

            On May 21, 2001 the Company entered into a loan agreement in the amount of $450,000 with another lender. In connection with this loan, the Company issued a note payable which bears interest at the rate of 2.5% per month and is collateralized by future royalties to be earned under an affiliation agreement with a music publisher. As of September 12, 2001 the outstanding note payable obligation was assumed by the same lender that provides the factoring facility (noted above).

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

            As more fully described in Financial Footnote 4, the Company has an executed term sheet covering a financing of an aggregate of $2,750,000. Without this, or other, financing there is question as to the ability of the Company to continue its operations.

NOTE 6 -    DISCONTINUED OPERATIONS:

            In May 2001, the Company discontinued its artist management and digital production businesses.

            In August 2001, The Board of Directors of Straw Dogs, Inc. decided to terminate its operations. Straw Dogs is a subsidiary of the Company. In September 2001 the Board of Directors of Shelter Films, Inc., a subsidiary of the Company, elected to cease operations. As a result of these actions, the Company has decided to discontinue its commercial production segment.

            Results of operations including estimated costs associated with the disposal of this segment has been determined and are included in the statement of operations as discontinued operations. However, certain contingencies may exist with regard to the final disposition of the commercial production group and are explained more fully in Financial Footnote 7.

NOTE 7 -    COMMITMENTS AND CONTINGENCIES:

            On August 13, 2001, 8330 W. Third Street, LLC filed a complaint against Straw Dogs, Inc., a subsidiary of the Company, in the Superior Court of California, County of Los Angeles, alleging that Straw Dogs breached various obligations under its lease dated August 1, 1998. The suit seeks damages, including, but not limited to, past due rent in the amount of $59,083.21, attorneys fees, and certain other fees and taxes.

            On September 17, 2001, Craig Rodgers, the former President of Straw Dogs, made a demand for arbitration alleging breach of various obligations under his employment agreement, which was guaranteed by the Company. He is seeking damages in an amount not less than $1,000,000. The Company is in the process of determining potential counterclaims against the former executive and against the principals of 8330 W. Third Street, LLC.. The parties are currently in negotiations to settle the matter, however there can be no assurance that a resolution will be reached.

            Additional claims have been raised by former management regarding breach of contract (employment), as well as third parties for damages incurred pertaining to the shutdown of both the Straw Dogs and Shelter Films businesses by their respective Boards of Directors. The third party claims made by vendors, former employees and unions are against the respective former subsidiaries and in some cases, name the Company as well. In each matter, the Company is currently investigating potential counterclaims.

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

NOTE 8 -    STOCKHOLDERS' EQUITY

            The Company entered into consulting agreements with various consultants throughout 2001 for ongoing professional and financial services. The consultants were compensated for their services (either partially or in full) through the issuance of an aggregate of 500,029 shares of the Company's common stock. The stock was valued at approximately $72,205.

            Effective July 3, 2001, Paradise and iball Media, Inc. ("iball") completed their Plan of Merger and effectively combined their business interests. In connection with this transaction, iball shareholders were issued 9,390,000 shares of Paradise common stock at $.22 per share, which represented approximately 45% of the total Paradise common stock outstanding as of the completion of the transaction. The total purchase price of $2,065,800 was allocated among other assets ($471,260), current liabilities ($484,700) and goodwill ($2,079,240). Further, 2,000,000 shares were placed in escrow for future grants of options to present and future employees of the Company. Such options were valued at a conversion price of $0.22 per common share, which represented the closing market price on the date of the iball merger.

NOTE 9 -    ECONOMIC DEPENDENCY:

            Approximately $507,000 and $782,000 of PDSE TV Group revenues for the nine months ended September 30, 2001 and 2000, respectively, were derived from one customer. As of September 30, 2001, no amounts were receivable from this customer.

NOTE 10 -   INFORMATION CONCERNING BUSINESS SEGMENTS

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

            Segment information listed below reflects the three re-segmented principal business units of the Company for the three and nine months ended September 30, 2001 and 2000. Discontinued operations include the net losses realized for the artist management, digital productions as well as the commerical production segment which included Straw Dogs and Shelter Films. Each segment is managed according to the products or services provided to the respective customers.

            For the three months ended September 30, 2001 (unaudited):

For the three months ended Sept. 30, 2001 (unaudited)

                           PDSE            PDSE             PDSE         Discontinued
                            TV             Music       Festival/Events    Operations      Corporate      Consolidated
                      -------------    -------------   ---------------   ------------    ------------    ------------
Revenues              $     567,052    $     742,732     $  35,000                                       $ 1,344,784

Net income (loss)     $    (240,484)   $    (235,714)    $(148,402)       $(2,274,148)   $ (1,167,220)   $(4,065,968)

            For the three months ended September 30, 2000 (unaudited):

For the three months ended Sept. 30, 2000 (unaudited)

                           PDSE             PDSE              PDSE          Discontinued
                            TV             Music         Festival/Events     Operations         Corporate          Consolidated
                      --------------  -----------------  ----------------  ---------------  ------------------  -------------------

Revenues               $1,278,163       $1,734,855         $        --        $        --      $          --      $  3,013,018

Net income (loss)      $  192,620       $ (180,568)        $        --        $  (140,105)     $  (1,410,542)     $ (1,538,595)

            For the nine months ended September 30, 2001 (unaudited):

For the nine months ended Sept. 30, 2001 (unaudited)

                           PDSE             PDSE              PDSE          Discontinued
                            TV             Music         Festival/Events     Operations         Corporate          Consolidated
                      --------------  -----------------  ----------------  ---------------  ------------------  -------------------
Revenues               $2,673,428       $3,066,224         $    35,000                                            $  5,774,652

Net income (loss)      $  207,099       $ (831,541)        $  (148,402)      $(10,877,444)     $  (3,333,104)     $(14,983,392)

            For the nine months ended September 30, 2000 (unaudited):

For the nine months ended Sept. 30, 2000 (unaudited)

                           PDSE             PDSE              PDSE          Discontinued
                            TV             Music         Festival/Events     Operations         Corporate          Consolidated
                      --------------  -----------------  ----------------  ---------------  ------------------  -------------------
Revenues               $3,721,669       $4,458,248         $         --                                           $  8,179,917

Net income (loss)      $  404,660       $ (421,860)        $         --       $  (630,227)     $  (3,724,707)     $ (4,372,134)

NOTE 11 -   RECENT AND SUBSEQUENT EVENTS:

            In October 2001, certain executives were awarded shares of Common Stock under the 2001 Consultant Stock Compensation Plan, registered on Form S-8, for their effort in connection with Management's restructuring of the Company.

            As of October 14, 2001, Company has defaulted on certain iball Notes. The Note holders have demanded a cure of the defaults. Resolution of the matter is predicated on Company's ability to secure capital funding, details of which are more fully explained in Financial Footnote 4.

            On October 5, 2001, Paradise received a notice of Voluntary Termination by Jon Small. As a result of negotiations, the Company entered in an agreement with Mr. Small where, certain assets of its Picture Vision subsidiary were transferred to Mr. Small, its President and founder, for $157,000. The agreement provides for, among other things, future royalties payments to Paradise (which relate to future revenues from customers obtained during the period of Paradise ownership), transfer of the office lease, and right to the "Picture Vision" name to Jon Small. Additionally, the parties agreed to an ongoing strategic relationship whereby Jon Small would provide technical services for Paradise future projects.

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

Results of Operations
Three Months Ended September 30, 2001 Compared to
Three Months Ended September 30, 2000.

In aggregate, revenues for the three months ended September 30, 2001 decreased to $1,344,784 or 55% compared to revenues of $3,013,018 in the three-month period ended September 30, 2000. The net loss from operations was $4,065,968 for the three months ended September 30, 2001 compared to $1,538,595 for the three months ended September 30, 2000. Discontinued operations (net) amounted to a $2,274,148 loss versus a loss of $140,105 in the respective periods. The current year's results include a one time charge relating to the write down of related assets to net realizable value and estimated costs associated with the disposition.

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

PDSE Music Group revenues decreased 57.2% to $742,732 for the three months ended September 30, 2001, from $1,734,855 for the three months ended September 30, 2000. The decrease in revenues is primarily due to the elimination of certain label affiliations that contributed to revenues in the previous periods.

PDSE Music Group cost of sales decreased to $396,990 for the three months ended September 30, 2001 from $1,121,459 for the three months ended September 30, 2000, a decrease of $694,469 or 64.6%. Gross profit for the group was $345,742 or 47% for the three months ended September 30, 2001, compared to $613,396 or 35% for the three months ended September 30, 2000. The improvement is due to the reduced costs associated with the elimination of certain label affiliations.

PDSE Festival & Events Group revenue was $35,000 and the cost of sales was $30,000 for the three months ended September 30, 2001. There were no revenues or Cost of Goods for the prior period.

The Company's Straw Dogs and Shelter Films subsidiaries decided to discontinue their businesses in the current three month period. Loss from discontinued operations amounted to $2,274,148 associated with the write down of the related assets and liabilities to their net realizable value.

Paradise's marketing, selling, general and administrative expenses decreased to $1,663,151 for the three months ended September 30, 2001 from $2,160,591 for the three months ended September 30, 2000, a decrease of $497,440. The decrease in overhead reflects the effect of personnel and overhead cost reductions.

Net interest expense was $216,538 for the three months ended September 30, 2001, essentially flat compared to net interest expense of $213,254 for the three months ended September 30, 2000.

Results of Operations
Nine Months Ended September 30, 2001 Compared to
Nine Months Ended September 30, 2000.

In aggregate, revenues for the nine months ended September 30, 2001 decreased to $5,774,652, or 55%, compared to $8,179,917 in the nine-month period ended September 30, 2000. The net loss from operations was $14,983,392 for the nine months ended September 30, 2001, including $414,762 of non-recurring costs relating to the iball merger and business restructuring compared to $4,372,134 for the nine months ended September 30, 2000.

Current year's results include a loss from discontinued operations (net) of $10,877,444 for the nine month period ended September 30, 2001, including the costs associated with the write down of related assets and liabilities related to the Straw Dogs, Shelter Films, All Access Management, and PDSE Digital; the comparable amount was $630,227 for fiscal year 2000. Loss from continuing operations amounted to $3,677,336 and $3,367,602 in the respective periods, an increase of $409,734. When taking into account non-recurring charges as noted above, the loss was essentially flat, year over year.

On September 17, 2001, Craig Rodgers, the former President of Straw Dogs, made a demand for arbitration alleging breach of various obligations under his employment agreement, which was guaranteed by the Company. He is seeking damages in an amount not less than $1,000,000. The Company is in the process of determining potential counterclaims against the principals of 8330 W. Third Street, LLC and the former executive.

PDSE TV Group revenues decreased to $2,673,428 for the nine months ended September 30, 2001 from $3,721,669 for the comparable period in fiscal 2000, a decrease of $1,048,241 or 28.2%. The decrease in revenues is primarily due to the additional revenues generated last year from movie scores in addition to soft market conditions for the music video industry in the current fiscal period.

PDSE TV Group cost of sales decreased to $2,426,757 for nine months ended September 30, 2001 from $2,790,901 for the comparable period in fiscal 2000, a decrease of $364,144 or 13%. Gross profit as a percentage of PDSE TV revenues decreased to 9% for the nine months ended September 30, 2001, compared to 25% for the nine months ended September 30,

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

2000. The change in cost of sales and gross profit margin is primarily due to the higher costs realized in the music video subsidiary.

PDSE Music Group revenues decreased 31% to $3,066,224 for the nine months ended September 30, 2001, from $4,458,248 for the nine months ended September 30, 2000. The decrease in revenues is primarily due to the elimination of certain label affiliations that contributed to revenues in the comparable period in fiscal 2000.

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

Paradise's marketing, selling, general and administrative expenses decreased to $5,157,575 for the nine months ended September 30, 2001 from $5,979,302 for the nine months ended September 30, 2000, a decrease of $821,727 or 13.7%. The decrease in overhead reflects the effect of personnel and overhead cost reductions initiated by the management. In addition, non-recurring costs associated with the iball merger and business restructuring amounted to $414,762 in the current year.

Interest expense (net) was $206,140 for the nine months ended September 30, 2001, compared to $374,305 for the nine months ended September 30, 2000. The decrease is the result of interest expense related to $3 million convertible debt financing completed in March 2000 with BayStar Capital and BayStar International that was subsequently extinguished in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, our balance sheet reflected cash of $7,140, and negative working capital of $5,058,663.

We believe that our current reserves of cash and cash flows from operations are insufficient to finance our operating requirements. We are actively seeking additional capital.

The Company is reviewing the profit and/or loss projections and cash needs of its businesses. The future cash requirements of the Company will be dependent upon the outcome of this review and the changes put into effect. Although a term sheet covering certain proposed financing arrangements has been executed in the current period (as discussed more fully in Financial Footnote 5), there is no certainty that such financing will be completed. Discussions are under way with other prospective investors, as well, to provide additional capital, but there can be no assurance that such discussions will result in the arrangement of such capital on terms acceptable to the Company if at all. As more fully discussed in Financial Footnote 4, continuation of the Company as a going concern is dependent upon its ability to resolve its liquidity problem and attain future profitable operations. Pending the outcome of the Company's efforts to raise additional capital, the Company has deferred payment of certain outstanding obligations. Failure to pay such obligations on a current basis could result in such creditors initiating adverse actions against the Company.

Net cash provided by operating activities was $1,342,574. Of the net loss of $14,983,392, $11,477,099 related to the now discontinued operations. The remaining loss was partially offset by non-cash charges of depreciation and amortization coupled with increases in accounts payable, advances from lender and a decrease in accounts receivable.

Net cash used in investing activities was mainly for property and equipment.

Net cash used in financing activities consisted of advances from lender.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 13, 2001, 8330 W. Third Street, LLC filed a complaint against Straw Dogs, Inc., a subsidiary of the Company, in the Superior Court of California, County of Los Angeles, alleging that Straw Dogs breached various obligations under its lease dated August 1, 1998. The suit seeks damages, including, but not limited to, past due rent in the amount of $59,083.21, attorneys fees, and certain other fees and taxes. The parties are currently in negotiations to settle the matter, however there can be no assurance that a resolution will be reached. In the opinion of management, the ultimate outcome of this action should not have a material impact on the liquidity, results of operations or financial condition of the Company as a whole.

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

In connection with the discontinued operations of the Company, additional third party claims have been made by vendors, former employees and unions against the respective former subsidiaries and in some cases, name the Company as well. In each matter, the Company is currently investigating potential counterclaims. With respect to the discontinued operations of Straw Dogs, there are numerous actions, which, although under dispute, aggregate $180,158.88.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to our issuance of certain securities during the quarter ended September 30, 2001, without registration of such securities under the Securities Act:

                                                                                          Exemption
Securities Sold       Date Sold       Purchasers               Consideration               Claimed     Use of Proceeds
---------------       ---------       ----------               -------------               -------     ---------------
9,390,000             July 3, 2001    The stockholders         The shares were issued    Section 4(2)  We did not receive cash
shares of                             of iball Media, Inc.     in connection with the                  proceeds for these
common stock                                                   Agreement and Plan of                   shares
                                                               Merger by and among
                                                               Paradise Music &
                                                               Entertainment, Inc.,
                                                               ib Acquisition Corp.,
                                                               iball Media, Inc. and
                                                               the stockholders of
                                                               iball Media, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the three and nine months ended September 30, 2001, we incurred net losses of $4,065,968 and $14,983,392, respectively.

In October 2001, we were notified by the holders of certain iball Notes (the "Notes") that we were in default under the Notes and demanded a cure of the defaults. We are currently unable to meet our payment obligations under the Notes and will be unable to achieve compliance with the terms of the Notes absent additional equity or debt financing, restructuring of the terms of the Notes or a combination of such financing and restructuring.

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

On September 12, 2001, Jeffrey Rosen resigned from his position on the Company's Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      Please refer to the following document filed as an Exhibit to Form 8-K filed with the SEC on June 21, 2001:

            o Agreement and Plan of Merger dated June 15, 2001, by and between the Company, ib Acquisition Corp., and iball Media, Inc.*

            * Incorporated by reference to the Company's Current Report on Form 8-K, filed June 22, 2001.

      (b)   Reports on Form 8-K

            o On August 29, 2001, we filed an amended Form 8-K relating to the merger with iball Media, Inc.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

            On September 20, 2001, we filed a Form 8-K announcing the discontinuation of operations of our subsidiary, Straw Dogs, Inc.

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

Date: November 20, 2001