Form 10KSB
period 2001-12-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2002-05-20
CIK 1024464

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

                   For the fiscal year ended December 31, 2001

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 1-12635
                             ----------------------

                      PARADISE MUSIC & ENTERTAINMENT, INC.
           (Name of Small Business Issuer as specified in its charter)

                  Delaware                             13-3906452
       State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

  122 East 42nd Street, New York, New York               10017
  (Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code: (866) 494-0580

Securities registered under Section 12(b) of the Exchange Act: None


Securities registered pursuant to Section 12(g) of the Exchange Act:  None

                     Common Stock, par value $0.01 per share
                                (Title of class)

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

     The issuer's revenues for the fiscal year ended December 31, 2001, were $6,101,000.

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer on March 16, 2002, was approximately $1,193,500. On such date, the last sale price of issuer's common stock was $0.049. Solely for the purposes of this calculation, shares beneficially owned by directors, officers and beneficial owners of in excess of 10% of the registrant's common stock have been excluded, except shares with respect to which such persons disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such persons are, in fact, affiliates of registrant.

     As of March 16, 2002, there were 35,853,822 shares of common stock outstanding.

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


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Paradise Music & Entertainment, Inc. ("Paradise" or the "Company") is a music and entertainment company focused on partnering with other companies to build their brands by utilizing music and events to marry marketing, technology and entertainment to connect customers with consumers. Our strategy is to deliver the branding message for global and Fortune 1000 companies through unique music and music events geared to targeted demographics.

     We market sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients. On October 11, 2001, we signed a marketing agreement with Action Marketing Group for marketing our sponsorship contracts for 2002. In January 2002 we signed a strategic relationship with Showtime Networks to produce and distribute 3 Pay-per-View ("PPV") music events in the next twelve months. In February 2002 we signed an agreement with The Nantucket Save the Beach Foundation to produce a charitable fund-raiser music event. We are in negotiations for an A-list artist and depending on the artist agreement, we may produce this as a PPV. In May 2002 we signed an agreement with The Garland Appeal to produce a fund-raiser music event. This charitable foundation is founded by Stephen Connock, MBE and supported by Sir Paul McCartney. We expect to produce at least one PPV in 2002. We are currently in negotiations for a number of festivals and music events for the 2002 season, with contracts with a number of global brand companies currently being negotiated. The first announcement of one of these agreements was made on November 8, 2001. Sufficient numbers of relationships are expected that a series of tours, concerts and festivals is planned for the second half of 2002.

     During the past year we discontinued all our other operating areas to focus on our core business, as described above. Consequently, we have a limited history with respect to our current business operations. In 2001 we discontinued the operations of our principal subsidiaries, Straw Dogs, Inc. and Shelter Films, Inc., and we sold our subsidiaries Picture Vision, Inc. and John Leffler Music, Inc. (d/b/a/ Rave Music & Entertainment), to their founders. These subsidiaries had focused on artist management, and television, commercial and movie production.


RECENT DEVELOPMENTS SINCE DECEMBER 31, 2000

Mergers, Sales and Other Transactions:

The following subsidiaries of Paradise were discontinued as of December 31, 2001:

Picture Vision was sold on October 5, 2001, due to the exercise of the voluntary termination section of the employment agreement of the principal of the business.

Shelter Films was shut down in August 2001 due to a combination of the effect of the severe decline in the advertising market and the impact on Shelter of the shutdown of Straw Dogs, exacerbated by a lack of working capital.

Straw Dogs was shut down in August 2001 due to a combination of the severe decline in advertising and its negative working capital position.

Rave Music was sold in December 2001 due to the exercise of the voluntary termination section of the employment agreement of the principal of the business.

Paradise Digital was shut down in 2001 due to the severe downturn of web-based businesses.

All Access was shut down in 2001.

Merger with iball

     On February 10, 2001, the Paradise Board of Directors approved the execution of a Memorandum of Understanding with iball Media, Inc. ("iball") stipulating the intent of Paradise and iball to combine their respective businesses into a merged entity. The merger was accomplished July 3, 2001. In connection with this transaction, iball shareholders were issued 9,390,000 shares of Paradise common stock.

Financing Transactions:

Baystar Notes and Cancellation

     On March 7, 2000, Paradise and North Bay Opportunities, L.P. (f/k/a BayStar Capital, L.P.) and Northbay International Opportunities Ltd. (f/k/a BayStar International Ltd.) (collectively "NorthBay") entered into a $3,000,000 private convertible subordinated note financing made in the form of Paradise Senior Subordinated Convertible Notes (the "Notes"), convertible at $2.375 per share, plus five year warrants to purchase an additional 631,579 shares ("Warrants 1 and 2"). Warrants 1 and 2 have an initial exercise price of $2.61 per share, vested on March 7, 2001 (the first anniversary of the date of grant) and expire on March 7, 2005.

     On December 15, 2000, we completed a transaction with NorthBay the terms of which were set forth in a Purchase and Sale Agreement. NorthBay converted and exchanged the Notes and accrued interest for an aggregate of 1,000,000 shares of Paradise common stock, warrants to purchase an aggregate of 500,000 shares of Paradise common stock ("Warrants 3 and 4"), and our 1,000,000 shares of Series A Preferred Stock of Eruptor Entertainment, Inc. Warrants 3 and 4 vested immediately, expire on December 15, 2005 and have an initial exercise price of $2.00 per share. The exchange enabled us to eliminate all then-outstanding long-term debt and related annual interest expense. We recorded a one-time non-cash gain related to this exchange during the fourth quarter of 2000 of $336,815.

     Pursuant to the terms of Warrants 1 and 2 and Warrants 3 and 4 (collectively the "NorthBay Warrants") NorthBay exercised their option to have the per share exercise price redetermined on March 7, 2001, to a price equal to the lesser of $2.61 and $2.00, respectively, or the average daily closing bid price for the common stock for the 20 trading days immediately preceding March 7, 2001. Paradise calculated the reset price of the NorthBay Warrants to be $.48 per share and notified NorthBay of this calculation on March 13, 2001.

     The exercise price of the NorthBay Warrants and the number of shares of common stock issuable upon exercise of the NorthBay Warrants are subject to adjustment in certain circumstances, including a stock dividend, subdivision or combination of stock and the issuance of common stock or rights, options or warrants to acquire common stock at a price per share less than the exercise price of the warrants in effect immediately before such issuance.

     On April 25, 2001, we entered into a commercial factoring agreement with Porter Capital Corporation. The agreement requires that we sell, transfer, set over and assign certain invoices and accounts receivable to the lender, with recourse. The credit facility provides for maximum revolving borrowings up to $1,500,000. Borrowings under this facility are based on a funding formula and, in addition to the factored accounts receivable and invoices, are collateralized by all of our remaining assets.

     As of December 31, 2001, the outstanding advance balance was approximately $166,000. Advances from the lender bear interest at the higher of 10.5% per annum or the prime rate plus 2.50%. A factoring fee of 3.25% per invoice is assessed, with available rebates up to 2.25% depending on speed of collection of invoices.

     In January 2002 through May 2002 the lender advanced $110,000 on a short-term basis and in May 2002 converted $200,000 of the debt to equity by purchasing 4,000,000 shares at a price of $0.05 per share. Warrants for 1,600,000 shares at an exercise price of $0.05 were issued as consideration for these borrowings and conversions. The lender has the right to default the remaining balance of approximately $200,000 on July 15, 2002, if the account balance is not paid in full. In that event, the lender has the right to receive sufficient shares of our common stock to give it a 51% ownership position.

     In March 2002, Kelly Hickel and David Sunshine loaned us $30,000 pursuant to a promissory note that bears interest at the higher of 10.5% per annum or the prime rate plus 2.50%.

     In April 2002 we sold an aggregate of $37,500 aggregate principal amount of promissory notes to three private investors. The notes bear interest at a rate of 10% per annum and are due on April 18, 2003. We also issued to the purchasers of the notes warrants to purchase an aggregate of 500,250 shares of our common stock at a price of $0.05 per share.

     In May 2002 we sold $33,000 aggregate principal amount of promissory notes to one private investor. The notes bear interest at a rate of 10% and are due on October 17, 2002. We also issued to the purchaser of the notes warrants to purchase an aggregate of 750,000 shares of our common stock at a price of $0.04 per share.

COMPETITION

     We face intense competition both for business and for talent, executives and operating personnel.

     Our music events operations compete with businesses ranging from single proprietors in local areas to the SFX division of Clear Channel. There are over 1,000 music festival events in the United States each year and hundreds of organizers and producers. Our sponsorship and media operations compete with a similarly crowded field, from local media and sponsor marketers to the large advertising firms.

ORGANIZATION

     We were incorporated in the State of Delaware on July 18, 1996. Our principal executive offices are located at 122 East 42nd Street, New York, New York, 10017 and our telephone number is (866) 494-0580.

EMPLOYEES/INDEPENDENT CONTRACTORS

     As of December 31, 2001, all of our employees except for Mr. Hickel were released from service. Six of our former executives currently provide consulting services to us on an as-needed basis.

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

ITEM 2. DESCRIPTION OF PROPERTY

     We surrendered our former office space at 53 W. 23rd Street in New York City to the landlord as of December 15, 2001. Our rent expense for the fiscal year ended December 31, 2001, was approximately $591,000. We were released of all ongoing obligations, including the approximately seven year balance of the rent obligation. The lease was for approximately 20,000 square feet and was due to expire in July 2007. We currently share space in New York City at 122 East 42nd Street. We are in negotiation for an extended arrangement, but those negotiations are not complete. We are also attempting to secure office space in Denver Colorado.

ITEM 3. LEGAL PROCEEDINGS

     We are currently a party to several legal proceedings and additional legal proceedings could be filed against us in the future. A former member of our management team filed suit against us and our subsidiary alleging breach of his employment contract, and a number of third parties have filed suit against us and our subsidiaries alleging damages suffered as a result of the cessation of the operations of our principal subsidiaries, Straw Dogs, Inc. and Shelter Films, Inc. Actions brought against us to date consist of the following:

     o Two vendors have obtained judgments against us from New York Superior Court in the aggregate amount of approximately $10,000 for unpaid fees.

     o The Directors Guild of America has commenced two arbitration proceedings against Straw Dogs, naming Paradise for unpaid directors fees and employee wages and for a fine for improper (non-union) staffing, in the aggregate amount of approximately $200,000.

     o Twenty-six former employees of Straw Dogs have filed individual, or joint, claims against us in United States District Court seeking unpaid wages in the aggregate amount of approximately $50,000, although several of the actions have not specified the amount claimed. We also may be liable for penalties aggregating approximately $206,000 with respect to these claims for unpaid wages. Associated with these claims, The International Association of Theatre and Stage Employees (IATSE) has brought a claim against us for unpaid wages in an unspecified amount with The National Labor Relations Board (NLRB)

     o Cast & Crew Entertainment Services, Inc. has brought a claim against us in Superior Court, county of Los Angeles, for unpaid invoices in the amount of approximately $805,000.

     o The Labor Commissioner of the State of California has brought claims on behalf of two former employees of Straw Dogs against Straw Dogs, naming Paradise, for unpaid wages in the aggregate amount of approximately $6,000.

     o The Directors Guild of America has filed a claim against Straw Dogs, Shelter Films and us for initiation fees for employing a non-union member and for liquidated damages, punitive damages, costs and fees and attorneys' fees in an unspecified aggregate amount.

     o The Directors Guild of America has commenced an arbitration proceeding in California and New York against Shelter Films and us seeking an aggregate of approximately $140,000 in unpaid directors fees, as well as a claim against Shelter Films for an aggregate of approximately $33,000 in unfunded pension fund obligations.

     o A Straw Dogs creditor filed in Small Claims Court, LA County for unpaid invoices in the amount of $2,989.00

     o Shelter Films and Straw Dogs are also defendants in three claims brought by creditors in New York Superior Court and Los Angeles Superior Court seeking an aggregate of approximately $82,000.

     o The Los Angeles County Tax Collector has brought a claim against Straw Dogs for unpaid property taxes in the amount of approximately $5,000.

     Although we are currently investigating potential defenses and counterclaims with respect to each claim, we cannot be certain that we will prevail in any action brought against us or our subsidiaries. Settlement of any outstanding claim may be predicated on our ability to secure capital funding. Unfavorable resolution of these claims is likely to have a material adverse impact on our financial condition. If a judgment is entered against us with respect to one or more of these claims, it is unlikely that we will be able to pay such judgment.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

     Our common stock began trading on the Nasdaq SmallCap Market and the Boston Stock Exchange on January 22, 1997, under the symbol "PDSE" and "PMU," respectively. Our common stock ceased trading on the Nasdaq SmallCap Market and commenced trading on the OTC Bulletin Board on or about June 7, 2001. Our common stock ceased trading on the Boston Stock Exchange on February 19, 2002. The following tables set forth, for the periods indicated, the range of high and low sales prices per share of our common stock on the Nasdaq SmallCap Market or OTC Bulletin Board and the range of high and low bid prices per share of our common stock on the Boston Stock Exchange:

                  Nasdaq SmallCap Market/OTC Bulletin Board

                     Period                  High              Low
                     ------                  ----              ---
2000          01/01/00 - 03/31/00           $3.375            $1.938
              04/01/00 - 06/30/00           $2.250            $1.000
              07/01/00 - 09/30/00           $1.938            $0.625
              10/01/00 - 12/31/00           $1.406            $0.156

2001          01/01/01 - 03/31/01           $0.750            $0.219
              03/31/01 - 06/30/01           $0.400            $0.160
              07/01/01 - 09/30/01           $0.450            $0.080
              10/01/01 - 12/31/01           $0.140            $0.015

2002          01/01/02 - 03/31/02           $0.090            $0.011
              04/01/02 - 05/15/02           $0.085            $0.035


                           Boston Stock Exchange

                     Period                  High              Low
                     ------                  ----              ---

2000          01/01/00 - 03/31/00           $3-3/32           $1-3/4
              04/01/00 - 06/30/00           $1-7/8            $1
              07/01/00 - 09/30/00           $1-3/4            $1-1/2
              10/01/00 - 12/31/00            $1-5/32          $1/32

     At this time we are unable to obtain the range of high and low bid prices per share of our common stock on the Boston Stock Exchange for periods after 2000.

     The approximate number of holders of record of our common stock was 100 as of March 16, 2001. We believe that there are in excess of 500 round lot beneficial owners of common stock whose shares are held in street name.

     We have never paid a dividend on our common stock. We anticipate that future earnings, if any, will be retained for use in our business or for other corporate purposes and we do not anticipate paying cash dividends.

Recent Sales of Unregistered Securities:

     The following table sets forth certain information with respect to our issuance of certain securities during the quarter ended December 31, 2001, and thereafter through May 16, 2002, without registration of such securities under the Securities Act:

                                                                                             TERMS OF
                                                                                           CONVERSION OR       USE OF
 SECURITIES SOLD   DATE SOLD     PURCHASERS       CONSIDERATION     EXEMPTION CLAIMED        EXERCISE         PROCEEDS
------------------ ----------- ---------------- ------------------ --------------------- ------------------ -------------
Warrants to        February    One private         Purchase of     Section 4(2) and      Exercisable at a   Working
purchase 667,000   27, 2002.   investor.             $50,000       Rule 506 of           price of $0.02     capital.
shares of common                                    aggregate      Regulation D.         per share.
stock                                           principal amount
                                                  of promissory
                                                notes due August
                                                    27, 2002.
------------------ ----------- ---------------- ------------------ --------------------- ------------------ -------------
Warrants to        April 18,   Three private       Purchase of     Section 4(2) and      Exercisable at a   Working
purchase 500,250   2002.       investors.            $37,500       Rule 506 of           price of $0.05     capital.
shares of common                                    aggregate      Regulation D.         per share.
stock .                                         principal amount
                                                  of promissory
                                                 notes due April
                                                    18, 2003.
------------------ ----------- ---------------- ------------------ --------------------- ------------------ -------------
Warrants to        May 17,     One private       Purchase of an    Section 4(2) and      Exercisable at a   Working
purchase 750,000   2002.       investor.          aggregate of     Rule 506 of           price of $0.04     capital.
shares of common                                     $33,000       Regulation D.         per share.
stock.                                              aggregate
                                                principal amount
                                                     of 10%
                                                promissory notes
                                                 due October 17,
                                                      2002.
------------------ ----------- ---------------- ------------------ --------------------- ------------------ -------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     We market sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients.

     During the past year we discontinued all our other operating areas to focus on our core business, as described above. Consequently, we have a limited history with respect to our current business operations. In 2001 we discontinued the operations of our principal subsidiaries, Straw Dogs, Inc. and Shelter Films, Inc., and we sold our subsidiaries, Picture Vision, Inc. and John Leffler Music, Inc. (d/b/a/ Rave Music & Entertainment), to their founders. These subsidiaries had focused on artist management, and television, commercial and movie production.

     Picture Vision was sold on October 5, 2001, due to the exercise of the voluntary termination section of the employment agreement of the principal of the business.

     Shelter Films was shut down in August 2001 due to a combination of the effect of the severe decline in the advertising market and the impact on Shelter of the shutdown of Straw Dogs, exacerbated by the lack of working capital.

     Straw Dogs was shut down in August 2001 due to a combination of the severe decline in advertising and its negative working capital position.

     Rave Music was sold in December 2001 due to the exercise of the voluntary termination section of the employment agreement of the principal of the business.

     Paradise Digital was shut down in 2001 due to the severe downturn of web-based businesses.

     On February 10, 2001, our Board of Directors approved the execution of a Memorandum of Understanding with iball Media, Inc. ("iball") stipulating the intent of Paradise and iball to combine their respective businesses into a merged entity. That merger was accomplished July 3, 2001. In connection with this transaction, iball shareholders were issued 9,390,000 shares of Paradise common stock.

Results of Operations:

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 (As reclassified for discontinued operations)

     In the aggregate, revenues from continuing operations for the year ended December 31, 2001, were $6,101,000, as compared to $12,362,000 for the year ended December 31, 2000. The Statement of Operations for the year ending December 31, 2002, was reclassified to reflect the discontinued operations. This decrease of $6,261,000, or 51%, was due primarily to a slower market for music videos, the ceasing of new releases for Label M, ending of the joint ventures in the Music Group, the sale of the Rave operations and royalties and the sale of Picture Vision. The loss before discontinued operations and extraordinary items in 2001 was $8,517,000 compared to a loss before discontinued operations and extraordinary items of $5,749,000 in 2000. The discontinued operations generated a loss of $10,952,000 in 2001 and income of $595,000 in 2000. We also had an extraordinary gain on early extinguishment of debt that totaled $337,000 in 2000. The net loss that includes both continuing and discontinued operations was $19,469,000 for the year ended December 31, 2001, as compared to a net loss of $4,817,000 for the year ended December 31, 2000. A significant portion of the net loss for the year ended December 31, 2001, relates to a charge of $2,516,000 for the impairment of fixed assets and goodwill for the continuing operations based on revised cash flow projections reflecting our new strategy and limited resources to maximize cash flow from the non-strategic subsidiaries. There were also significant losses and impairments recorded for the discontinued operations.

     PDSE Film & TV Group revenues declined to $4,620,000 for the year ended December 31, 2001, from $7,174,000 for the twelve months ended December 31, 2000, a decrease of $2,554,000, or 36%. The decrease in revenues is primarily due to the sale of Picture Vision and both Rave's operations and royalties.

     PDSE Film & TV Group cost of sales decreased to $3,163,000 for the year ended December 31, 2001, from $4,758,000 for the year ended December 31, 2000, a decrease of $1,595,000, or 34%. Gross profit as a percentage of PDSE Film & TV Group revenues decreased to 32% for the year ended December 31, 2001, compared to 34% for the year ended December 31, 2000. The change in cost of sales and gross profit margin is primarily due to increased competition in the remaining business.

     PDSE Music revenues decreased to $1,376,000 for the year ended December 31, 2001, from $5,099,000 for the year ended December 31, 2000, a decrease of $3,722,000, or 73%. The decrease in revenues is primarily due to the ending of the music joint ventures and the cessation of new releases by Label M.

     PDSE Music cost of sales decreased to $1,435,000 for the year ended December 31, 2001, from $4,557,000 for the year ended December 31, 2000, a decrease of $3,122,000, or 69%. The decrease is principally due to the ending of the music joint ventures and the cessation of new releases by Label M. Gross profit, as a percentage of recorded music and artist management revenues decreased to (4)% for the year ended December 31, 2001, compared to 11% for the year ended December 31, 2000. The decreased margin is due to the loss of the joint ventures.

     PDSE Festival & Events revenue was $35,000 for the year ended December 31, 2001. This was the first quarter of operation for this business, so there are no comparable results for the same period last year. Revenues were primarily the result of one small project. The net loss for this division was $290,000.

     Paradise's marketing, selling, general and administrative expenses decreased to $6,766,000 for the year ended December 31, 2001, from $8,048,000 for the year ended December 31, 2000, a decrease of $1,282,000, or 16%. The decrease was due primarily to the termination of employees.

     Net interest expense was $252,000 for the year ended December 31, 2001, compared to $535,000 for the year ended December 31, 2000, a decrease of $283,000, or 53%. The decrease is the result of the settlement payoff of the NorthBay debt in 2000.

Liquidity and Capital Resources:

     Net cash used in operating activities for the year ended December 31, 2001, was $19,469,000. The operating loss for the year was partially offset by non-cash expenses such as depreciation and amortization, impairment of fixed assets, goodwill and other intangibles and impairments and losses associated with discontinued operations.

     Net cash used in investing activities for the year ended December 31, 2001, was $22,000. This was principally due to payments for property and equipment, partially offset by cash received in connection with the sale of assets and the collection of a note receivable from an officer.

     Net cash provided by financing activities for the year ended December 31, 2001, was $375,000, which is substantially represented by proceeds from notes payable and net proceeds from a factoring arrangement.

     We had negative working capital of $5,848,000 and a stockholders' deficit of $5,800,000 at December 31, 2001. We reduced expenses in 2001 by eliminating most of our business operations. We are currently negotiating with various lenders, strategic partners and equity investors to assist in meeting our short-term cash flow needs.

     We believe we do not have available funds sufficient to sustain our operations through the third quarter of 2002. Our available funds generally consist of cash and the funding derived from our revenue sources: residual income relating to musical compositions used in television series and record label revenues. As of December 31, 2001, we had $4,000 in available cash. In 2001, we decreased our business operations substantially and we presently have minimal revenue from our remaining operating business operations. The costs associated with our merger with iball Media, Inc. in July 2001 and the loss of our traditional revenue sources due to discontinued operations have also contributed to the strain on our liquidity. Reducing operating expenses and capital expenditures alone will not be sufficient to solve our liquidity problems. Unless we are able to obtain sufficient funding through equity or debt offerings we will not be able to continue as a going concern. We need to raise funds through equity or debt offerings in order to survive. Such financing may not be available on terms favorable to us, or at all. Even if we are able obtain additional financing it may not be sufficient to maintain our current operations.

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. We do not believe that the adoption of these statements will have a material effect on our financial position, results of operations, or cash flows.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. We do not believe that the adoption of this statements will have a material effect on our financial position, results of operations, or cash flows.

     In August 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We do not believe that the adoption of this statements will have a material effect on our financial position, results of operations, or cash flows.

     In April 2002, the FASB approved SFAS 145, Rescission of FASB statements No. 4, 44 and 64, Amendment of SFAS 13, and technical corrections. While the adoption of this SFAS will not have any effect on the statements of financial position, stockholder deficit, or on the net income (loss), the adoption may change the classification of any future gains from debt extinguishments on the statements of operations.


ITEM 7. FINANCIAL STATEMENTS

     The financial statements required by Item 7 are included in this report beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 18, 2000, we terminated Ernst & Young LLP as our principal accountant. We appointed Rothstein, Kass & Company, P.C. as our principal accountant effective as of December 18, 2000. This change in our principal accountants was approved by our Board of Directors on December 18, 2000.

     Ernst & Young's report on our financial statements for December 31, 2000, and the year then ended contained no adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

     We are not, nor have we ever been, involved in any dispute or disagreement about any matter of accounting principles or practices, financial statement disclosure, audit scope or procedures, or any reportable events with Ernst & Young LLP.

     On May 10, 2002, we terminated Rothstein, Kass & Company, P.C. as our principal accountant. We appointed Hein + Associates LLP as our principal accountant effective as of May 10, 2002. This change in our principal accountants was approved and ratified by the Board of Directors of Paradise as of May 13, 2002.

     Rothstein, Kass & Company's report on our financial statements for December 31, 2000, and the year then ended contained no adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

     We are not, nor have we ever been, involved in any dispute or disagreement about any matter of accounting principles or practices, financial statement disclosure, audit scope or procedures, or any reportable events with Rothstein, Kass & Company.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Our directors, executive officers and key employees are as follows:

         Name                       Age              Position with Company
         ----                       ---              ---------------------

         Kelly Hickel               60                    Chairman

         Richard P. Rifenburgh      70                  Vice Chairman


     KELLY HICKEL has served as our Chairman since February 2001. From May 1990 until we merged with iball Media, Inc. in July 2001, he served as the Chairman and Chief Executive Officer of iball Media, Inc. Mr. Hickel was also the turn-around President to Miniscribe Corp., a troubled Fortune 500 disk drive manufacturer, from 1989 to 1990. Mr. Hickel has been building products and services based on the Internet since 1981. Mr. Hickel was the President of the Maxwell Technology Information Systems Group from 1993 until 1997. During his tenure, Maxwell Technology became the ninth best performing stock on the Nasdaq in 1996. Mr. Hickel was the Chairman of ELS, a telecommunications company, from May 1997 until May 1999, and he was the Chairman of Interstate Serviceplan, a real estate services company, from May 1999 until May 2000. He is a graduate of Indiana University, with a Bachelor Degree of Science.

     RICHARD P. RIFENBURGH has served as Vice Chairman since July 2001. He has served as Chairman of the Board of Moval Management Corporation since 1968. Moval Management Corporation is a management consulting firm that specializes in restoring companies in financial distress. From February 1989 until May 1991 Mr. Rifenburgh served as Chairman of the Board and Chief Executive Officer of MiniScribe Corporation, a publicly-held holding company and manufacturer of computer disc drives. From 1987 to 1990 he was a General Partner at Hambrecht and Quist Venture Partners, a venture capital organization. From 1988 to 1990 he was Chairman of the Board and Chief Executive Officer of Ironstone Group, Inc., a publicly-held company. Since 1996, he has served on the Board of Directors of Tristar Corporation, a publicly-held manufacturer of cosmetics and fragrances that filed for bankruptcy in 2001. From 1992 to 2001 Mr. Rifenburgh served as a director of Concurrent Computer Corporation, which files reports with the Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Mr. Rifenburgh is also Chairman of the Board of Directors of St. George Crystal Ltd., a major manufacturer of fine quality crystal products.

Compliance with Section 16(a) of the Exchange Act:

     Section 16(a) of the Exchange Act requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Persons") to file reports of initial ownership, and changes in ownership of our common stock with the Securities and Exchange Commission within certain time periods and to furnish us with copies of all such reports. Based solely on our review of copies and such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 4 or 5 were required, we believe that, during the fiscal period ended December 31, 2001, all of the Reporting Persons complied with their Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth all compensation awarded to, earned by or paid by Paradise or its subsidiaries during each of the last three fiscal years to Kelly Hickel, our current Chairman, David Pritchard, who served as Chief Executive Officer from February 12, 2001, through April 21, 2001; and Jesse Dylan, who served as our Chairman and Chief Executive Officer until February 12, 2001; as well as each of the two most highly compensated persons who served as executive officers during 2001, other than the persons who had served as Chief Executive Officer during the year, whose annual base salary and bonus compensation exceeded $100,000 (the "Named Executive Officers").

                                    Annual Compensation (1)            Long Term Compensation Awards
                                    ------------------------           -----------------------------

Name/Principal Position    Year (2)      Salary ($)   Bonus ($)  Restricted     Securities     All Other
-----------------------    --------      ----------   ---------  -----------    -----------    ---------
                                                                 Stock Awards   Underlying     Compensation (3)
                                                                 ------------   -----------    ----------------
                                                                                 Options
                                                                                 -------
Kelly Hickel             2001           $90,579       ---        ---           ---             ---
Chairman since Feb.      2000           ---           ---        ---           ---             ---
2001
                         Stub 1999      ---           ---        ---           ---             ---
                         1999           ---           ---        ---           ---             ---

David Pritchard          2001           $40,000       ---        ---           ---             ---
CEO  from   Feb.   2001  2000           ---           ---        ---           ---             ---
until April 2001
                         Stub 1999      ---           ---        ---           ---             ---
                         1999           ---           ---        ---           ---             ---

Jesse Dylan              2001           ---           ---        ---           ---             ---
CEO Until Feb. 2001      2000           $750,000      ---        ---           ---             $14,250
                         Stub 1999      $375,000      ---        ---           750,000(4)      ---
                         1999           ---           ---        ---           ---             ---

Craig Rodgers            2001           $146,000      ---        ---           ---             ---
CEO Straw Dogs           2000           $350,000      ---        ---           ---             $47,675
From July 1999 until     Stub 1999      $175,000      ---        ---           100,000(5)      ---
August  2001
                         1999           ---           ---        ---           ---             ---

Jon Small                2001           $295,000      ---        ---           ---             ---
CEO Picture Vision       2000           $387,500      $100,000   ---           25,000(5)       $20,000
From 1996 until          Stub 1999       187,500      ---        ---           90,000(5)        25,000
October 2001
                         1999            345,000      $125,000   ---           50,000(5)        50,000

(1) Compensation for the period January 1, 2000, through December 31, 2000, represents amounts paid by Paradise. Compensation for the fiscal years ended June 30, 1999, and the transition fiscal year ended December 31, 1999, represents amounts paid by Paradise, Rave Music, Picture Vision, All Access Management and PUSH Records.

(2) We changed our fiscal year to a calendar year as of December 31, 1999. The periods ended 1999 are for the year ended June 30, 1999. The Stub 1999 period is for the six month transition period ended December 31, 1999.

(3) Includes amounts paid by us that we deemed to be for the benefit of such executive, including amounts paid for lodging, transportation, insurance, entertainment and other perquisites.

(4)  These options were cancelled as of January 1, 2001.

(5)  These options terminated in 2001.


Option Grants in Year Ended January 1, 2000, through December 31, 2001:

     The following table sets forth, for each of the Named Executive Officers, information regarding individual grants of options made during the year ended December 31, 2001.

                                                   Individual Grants
----------------- ------ ---------------------------------------------- ------------------------ -------------
          (a)      (b)                        (c)                                 (d)                 (e)
----------------- ------ ---------------------------------------------- ------------------------ -------------
      Name        Grant   % of Total Options Granted to Employees in    Exercise or Base Price    Expiration
                                          Fiscal Year                           ($/sh)               Date
      ----        -----   -------------------------------------------   -----------------------   ------------
Kelly Hickel       --                         --                                  --                  --
----------------- ------ ---------------------------------------------- ------------------------ -------------
David Pritchard    --                         --                                  --                  --
----------------- ------ ---------------------------------------------- ------------------------ -------------
Jesse Dylan        --                         --                                  --                  --
----------------- ------ ---------------------------------------------- ------------------------ -------------
Craig Rodgers      --                         --                                  --                  --
----------------- ------ ---------------------------------------------- ------------------------ -------------
Jon Small          --                         --                                  --                  --
----------------- ------ ---------------------------------------------- ------------------------ -------------

Aggregate Option/SAR Exercises; Fiscal 2001 Year End Option/SAR Values:

     The following table provides information related to options exercised by the Named Executive Officers during the fiscal period ended December 31, 2001 and the number and value of options held by them at December 31, 2001, that were then exercisable. No options were exercised during the fiscal year ended December 31, 2000.

---------------------------------------------- ----------------------------------- -----------------------------------
                                                Number of Securities Underlying    Value of Unexercised In the Money
                                               Unexercised Options/SARs at FY-End      Options/SARs at FY-End (1)
---------------------------------------------- ----------------------------------- -----------------------------------
                      Shares
                    Acquired on    Value
Name                Exercise (#)    Realized      Exercisable      Unexercisable     Exercisable      Unexercisable
------------------ --------------- ----------- ------------------ ---------------- ---------------- ------------------
Kelly Hickel             --            --             --                --               --                --
------------------ --------------- ----------- ------------------ ---------------- ---------------- ------------------
Jesse Dylan              --            --             --                --               --                --
------------------ --------------- ----------- ------------------ ---------------- ---------------- ------------------
David Pritchard          --            --             --                --               --                --
------------------ --------------- ----------- ------------------ ---------------- ---------------- ------------------
Craig Rodgers            --            --             --                --               --                --
------------------ --------------- ----------- ------------------ ---------------- ---------------- ------------------
Jon Small                --            --             --                --               --                --
------------------ --------------- ----------- ------------------ ---------------- ---------------- ------------------

(1)   The last sale price on December 31, 2001, was $0.02 per share.

Directors' Compensation:

     Pursuant to our Outside Directors Program, directors who are not employees ("Outside Directors") are entitled to receive non-qualified options to purchase 5,000 shares for each year of service, payable in advance on July 1 of each year, at an exercise price equal to the closing bid price of the common stock on the first trading day of each fiscal year. Accordingly, 5,000 options were granted at $5.125 on July 1, 1999, and at $1.50 on July 1, 2000, to each Outside Director. Since the fiscal year was changed to a calendar year in 1999, the Board subsequently approved that the option grant be made at the time of election to the Board and that the exercise price be the closing bid price of the common stock on the date of election. No grants have been made under the Outside Directors Program since July 1, 2000.

     Outside Directors are also entitled to receive compensation in the amount of $18,000 per annum, payable 100% in stock. Such amounts are payable quarterly in arrears. For the fiscal year ended December 31, 2001, persons who were Outside Directors during such fiscal year did not receive any shares of common stock.

     All directors are reimbursed for certain expenses in connection with attendance at Board of Directors and Committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers or who are associated with us do not receive compensation for service as directors.

     We do not have any employment agreements with any of the Named Executive Officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of May 16, 2001, regarding the share ownership of the company by (i) each person who is known to us to be the record or beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each Named Executive Officer; and (iii) all directors and executive officers as a group.

                                                                       Amount and Nature of       % of Outstanding
   Name and Address of Beneficial Owner (1)                           Beneficial Ownership (2)    Shares Owned (3)
   ------------------------------------                                 ------------
Named Executive Officers and Directors:
Jesse Dylan                                                                  1,100,000                   3.1%
Kelly Hickel                                                                 1,277,299                   3.6%
Richard P. Rifenburgh                                                         628,718                    1.75%
David Pritchard                                                                  0                         *
Craig Rodgers                                                                 441,000                      *
Jon Small                                                                     294,000                      *

All Named Executive Officers and Directors
   as a group (6 persons)                                                   3,741,017                   10.4%

Beneficial Owners in Excess of 5% (other than Named
Executive Officers and Directors):
Michael A. Roth and Brian J. Stark, filing as joint filers pursuant         1,432,479 (4)(5)             3.9%
to Rule 13d-1(k) for holders NorthBay Opportunities, L.P. and
NorthBay International Opportunities Ltd.
Renessence Ventures bv, Eric Tolsma and Albert Brink                        1,846,235 (6)                5.1%
Porter Capital Corporation                                                  6,625,000 (7)               18.1%

----------------
*  less than 1%

(1) The address of each beneficial owner identified is c/o Paradise Music & Entertainment, Inc., 122 East 42nd Street, New York, NY 10017, except for (i) Jesse Dylan, Craig Rodgers and David Pritchard, whose address is 8330 West Third Street, Los Angeles, CA, 90048, (ii) John Small, whose address is 209 Tenth Avenue South, Nashville, Tennessee 37205, (iii) Michael A. Roth and Brian J. Stark, which is 1500 West Market Street, Suite 200, Mequon, WI 53092, (iv) Renessence Ventures bv, Eric Tolsma and Albert Brink, whose address is Ebenezer

Howardpark 34, Almere, The Netherlands 1326EB, and (v) Porter Capital Corporation, which is 2112 First Avenue North, Birmingham, AL 35203.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of March 16, 2001, upon the exercise of options, warrants or convertible securities.

(3) Each beneficial owner's percentage ownership is determined by assuming (i) that options, warrants or convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days of May 16, 2001, have been exercised and converted, and (ii) 35,853,822 shares of common stock were outstanding, before any consideration is given to such options, warrants or convertible securities.

(4) Includes securities held by NorthBay Opportunities, L.P. (f/k/a BayStar Capital, L.P.) as follows: (i) 202,062 shares of common stock and (ii) warrants to purchase the lesser of (A) 754,386 shares of common stock or (B) calculated with its "affiliates" as defined in Rule 144 and including NorthBay's common stock holdings, 9.99% of the then issued and outstanding common stock, and any excess is not exercisable. NorthBay Opportunities, L.P. may be deemed an affiliate of NorthBay International Opportunities Ltd.

(5) Includes securities held by NorthBay International Opportunities Ltd. (f/k/a BayStar International, Ltd.) as follows: (i) 98,838 shares of common stock and
(ii) warrants to purchase the lesser of (A) 377,193 shares of common stock or
(B) calculated with its "affiliates" as defined in Rule 144 and including BayStar's common stock holdings, 9.99% of the then issued and outstanding common stock. NorthBay International Opportunities Ltd. may be deemed an affiliate of NorthBay Opportunities L.P.

(6) Includes securities held by Renessence Ventures bv, Eric Tolsma and Albert Brink as follows: (i) 1,605,422 shares of common stock and (ii) warrants to purchase 240,813 shares of common stock at an exercise price of $1.75 per share.

(7) Includes securities held by Porter Capital Corporation as follows: (i) common stock, (ii) warrants to purchase 275,000 shares of common stock at a price of $.05 per share, and (iii) warrants to purchase 500,000 shares of common stock at a price of $.02 per share. Does not include an additional 5,064,569 shares of common stock that Porter Capital Corporation may acquire from Paradise and Kelly Hickel in the event of default by Paradise and Kelly Hickel on certain outstanding loans.

     Information contained herein with regard to stock ownership was obtained from our stockholders' list, filings with governmental authorities, or from the named individual nominees, directors and officers. The persons identified in the foregoing table disclaim beneficial ownership of shares owned or held in trust for the benefit of members of their families or entities with which they may be associated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 10, 2001, our board of directors approved the execution of a Memorandum of Understanding with iball Media, Inc. ("iball") stipulating the intent of Paradise and iball to combine their respective businesses into a merged entity. Our Chairman Kelly Hickel was the Chairman and Chief Executive Officer of iball and Robert Sparacino, a former director of Paradise, was a director of iball. The merger was consummated on July 3, 2001. Mr. Hickel received 2,127,299 shares of our common stock in exchange for his 1,273,832 shares of iball and Mr. Sparacino received 370,285 shares of our common stock in exchange for his 221,728 shares of iball.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

Exhibit
Number                            Description
-------- ------------------------------------------------------------------

3.1      Certificate of Incorporation of the Registrant (1)
3.2      Amended and Restated By-Laws of the Registrant (1)
4.1      Specimen of Registrant's Common Stock Certificate (1)
4.2      Specimen of Registrant's Warrant Certificate (1)
4.3      Form of Representative's Warrant Agreement including form of
           Warrant (1)
4.4      Form of Warrant Agreement between Registrant and Continental Stock
           Transfer and Trust Company (1)
10.7     Form of The Registrant's 1996 Stock Option Plan (corrected version) (1)
21.1     Subsidiaries of Registrant (2)
99.1     Risk Factors (3)

         (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Reg. No. 333-13941) which was declared effective by the Securities and Exchange Commission on January 22, 1997. nge Commission on March 29, 2000.

         (2) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 15, 2001.

         (3)  Filed herewith.

   (b)   Reports on Form 8-K

     o Report on Form 8-K filed with the SEC on May 17, 2001, announcing a change in accountants.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, State of New York on May 20, 2002.

                                        PARADISE MUSIC & ENTERTAINMENT, INC.


                                        By /s/ Kelly Hickel
                                        -----------------------------------
                                        Kelly Hickel, Chairman

     In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates below.

        Signature                          Title                                Date


/s/ KELLY HICKEL                Chairman of the Board                        May 20, 2002
--------------------------      (Principal Executive Officer, Principal
Kelly Hickel                    Financial Officer, Principal Accounting
                                Officer)


/s/ RICHARD P. RIFENBURGH       Vice Chairman                                May 20, 2002
------------------------
Richard P. Rifenburgh

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----

Consolidated Balance Sheet - December 31, 2001 (unaudited).................F-2

Consolidated Statements of Operations - For the Years Ended
  December 31, 2001 and 2000 (unaudited)...................................F-3

Consolidated Statements of Stockholders' Equity (Deficit) -
  For the Period January 1, 2000 through December 31, 2001 (unaudited).....F-4

Consolidated Statements of Cash Flows - For the Years Ended
  December 31, 2001 and 2000 (unaudited)...................................F-5

Notes to Consolidated Financial Statements - (unaudited)...................F-6

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                   (unaudited)



                                  ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                  $        4,000
    Accounts receivable, net of reserves of $121,000                        -
    Employee advances                                                  47,000
    Inventory, net of reserves of $270,000                                  -
                                                               --------------
             Total current assets                                      51,000

OTHER ASSETS                                                           48,000
                                                               --------------

TOTAL ASSETS                                                   $       99,000
                                                               ==============


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                     $    1,590,000
    Accrued payroll and related expenses                              365,000
    Borrowings under factoring arrangement                            166,000
    Notes payable                                                     335,000
    Net liabilities of discontinued operations                      3,443,000
                                                               --------------
             Total current liabilities                              5,899,000

COMMITMENTS AND CONTINGENCIES (Notes 3, 10 and 16)

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.01 par value, authorized 5,000,000
     shares, none issued                                                    -
     Common stock, $.01 par value, 75,000,000 shares
     authorized, 25,260,015 shares issued and outstanding             253,000
     Capital in excess of par value                                27,178,000
     Accumulated deficit                                          (33,231,000)
                                                               --------------
             Total stockholders' deficit                           (5,800,000)
                                                               --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $       99,000
                                                               ==============


       See accompanying notes to these consolidated financial statements.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                       FOR THE YEARS ENDED
                                                                                           DECEMBER 31,
                                                                               -------------------------------------
                                                                                     2001                2000
                                                                               ------------------  -----------------
REVENUE                                                                        $     6,101,000     $    12,362,000

OPERATING EXPENSES:
    Cost of sales                                                                    4,628,000           9,315,000
    Marketing, selling, general and administrative                                   6,766,000           8,048,000
    Consulting expense in connection with write-off of warrants                              -             184,000
    Impairment of fixed assets, goodwill and other intangibles                       2,516,000                   -
    Loss on lease termination                                                          493,000                   -
                                                                               ---------------     ---------------
           Total operating expenses                                                 14,403,000          17,547,000
                                                                               ---------------     ---------------

LOSS FROM CONTINUING OPERATIONS                                                     (8,302,000)         (5,185,000)

OTHER EXPENSE (INCOME):
    Interest expense                                                                   252,000             535,000
    Loss (gain) on sale of assets                                                      (83,000)                  -
         Other                                                                          17,000                   -
                                                                               ---------------     ---------------
           Total other expense (income)                                                186,000             535,000

LOSS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS, AND EXTRAORDINARY ITEM           (8,488,000)         (5,720,000)
    Income taxes                                                                       (29,000)            (29,000)
                                                                               ---------------     ---------------
LOSS BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM                          (8,517,000)         (5,749,000)
    Income from (loss on) discontinued operations, net of zero in income
         taxes                                                                     (10,952,000)            595,000
                                                                               ---------------     ---------------
LOSS BEFORE EXTRAORDINARY ITEM                                                     (19,469,000)         (5,154,000)
    Gain on early extinguishment of debt, net of zero in income taxes                        -             337,000
                                                                               ---------------     ---------------
NET LOSS                                                                       $   (19,469,000)    $    (4,817,000)
                                                                               ===============     ===============
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
    Before discontinued operations and extraordinary item                      $         (.51)     $        (0.64)
    Discontinued operations                                                              (.66)                .06
    Extraordinary item                                                                       -                .04
                                                                               ---------------     --------------
    Net loss                                                                   $        (1.17)     $         (.54)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN COMPUTING BASIC AND
      DILUTED LOSS PER COMMON SHARE                                                 16,625,354           8,958,396
                                                                               ===============     ===============

       See accompanying notes to these consolidated financial statements.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE PERIOD JANUARY 1, 2000 THROUGH DECEMBER 31, 2001
                                   (unaudited)
                                                                                CAPITAL IN
                                                                                 EXCESS OF
                                                        COMMON STOCK             PAR VALUE
                                                -----------------------------  --------------
                                                   SHARES          AMOUNT
                                                --------------  -------------  --------------
BALANCES, January 1, 2000                          7,863,330   $     79,000   $ 21,357,000
    Common stock issued to outside
        directors, vendors                           120,107          1,000        123,000
    Warrants granted for services                          -              -        184,000
    Warrants granted in connection with
        long-term financing                                -              -        714,000
    Common stock issued in connection with
        extinguishment of long-term financing      1,000,000         10,000        715,000
    Sale of common stock, net of expenses          1,605,400         16,000      1,551,000
    Issuance of common stock and warrants in
        connection with acquisition                  150,000          1,000        177,000
    Common stock grants awarded to executive
        officers                                           -              -              -
    Net loss                                               -              -              -
                                                ------------   ------------   ------------
BALANCES, December 31, 2000                       10,738,837        107,000     24,821,000
    Repayment of note receivable from
        stockholder                                        -              -              -
    Stockholder note settled with the sale
        of subsidiary                                      -              -              -
    Issuance of common stock and warrants in
        connection with acquisition                9,390,000         94,000      1,973,000
    Warrants granted in connection with
        financing                                          -              -         26,000
    Issuance of common stock                         375,000          4,000         90,000
    Common stock issued to vendors                 4,256,178         43,000        214,000
    Common stock issued to employees                 500,000          5,000         39,000
    Options issued to directors                            -              -         15,000
    Net loss                                               -              -              -
                                                ------------   ------------   ------------
BALANCES, December 31, 2001                       25,260,015   $    253,000   $ 27,178,000
                                                ============   ============   ============
                                                                    NOTE
                                                 ACCUMULATED     RECEIVABLE     COMMON STOCK
                                                   DEFICIT       STOCKHOLDER     TO BE ISSUED        TOTAL
                                               ---------------- ---------------  -------------  ---------------

                                               ---------------- ---------------  -------------  ---------------
BALANCES, January 1, 2000                       $ (8,945,000)   $    (64,000)   $          -    $ 12,427,000
    Common stock issued to outside
        directors, vendors                                 -               -               -         124,000
    Warrants granted for services                          -               -               -         184,000
    Warrants granted in connection with
        long-term financing                                -               -               -         714,000
    Common stock issued in connection with
        extinguishment of long-term financing              -               -               -         725,000
    Sale of common stock, net of expenses                  -               -               -       1,567,000
    Issuance of common stock and warrants in
        connection with acquisition                        -               -               -         178,000
    Common stock grants awarded to executive
        officers                                           -               -          94,000          94,000
    Net loss                                      (4,817,000)              -               -      (4,817,000)
                                                ------------    ------------    ------------    ------------
BALANCES, December 31, 2000                      (13,762,000)        (64,000)         94,000      11,196,000
    Repayment of note receivable from
        stockholder                                        -          20,000               -          20,000
    Stockholder note settled with the sale
        of subsidiary                                      -          44,000               -          44,000
    Issuance of common stock and warrants in
        connection with acquisition                        -               -               -       2,067,000
    Warrants granted in connection with
        financing                                          -               -               -          26,000
    Issuance of common stock                               -               -         (94,000)              -
    Common stock issued to vendors                         -               -               -         257,000
    Common stock issued to employees                       -               -               -          44,000
    Options issued to directors                            -               -               -          15,000
    Net loss                                     (19,469,000)              -               -     (19,469,000)
                                                ------------    ------------    ------------    ------------
BALANCES, December 31, 2001                     $(33,231,000)   $          -    $          -    $ (5,800,000)
                                                ============    ============    ============    ============

       See accompanying notes to these consolidated financial statements.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                               FOR THE YEARS
                                                                                             ENDED DECEMBER 31,
                                                                                    -------------------------------------
                                                                                          2001                2000
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $  (19,469,000)     $   (4,817,000)
    Adjustments to reconcile in net loss to net cash used in operating activities:
        Depreciation and amortization                                                    1,893,000           1,118,000

        Loss on lease termination                                                          493,000                   -

        Gain on sale of assets                                                             (83,000)                  -
        Impairment of fixed assets, goodwill and other intangibles                       2,516,000                   -
        Impairments and losses associated with discontinued operations                   8,408,000                   -
        Provision for returns                                                                    -             234,000
        Common stock options and warrants issued to outside directors,
           consultants, vendors and employees                                              342,000             402,000
        Non-cash interest expense                                                                -             588,000
        Gain on debt extinguishment                                                              -            (337,000)
    Changes in operating assets and liabilities:
        Restricted cash                                                                          -          (1,397,000)
        Accounts receivable                                                              4,210,000            (331,000)
        Inventory                                                                           61,000            (302,000)
        Prepaid expenses and other current assets                                          384,000             (85,000)
        Security deposits and other assets                                                  83,000                   -
        Accrued payroll and related expenses                                               439,000            (228,000)
        Accounts payable and accrued expenses                                             (778,000)            804,000
                                                                                    --------------      --------------
           Net cash used in operating activities                                        (1,501,000)         (4,351,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Payment for property and equipment                                                 (50,000)           (310,000)
        Cash received in connection with sale of assets                                      8,000                   -
        Costs of acquired business, net of cash acquired                                         -            (338,000)
        Collection of note receivable, officer                                              20,000                   -
                                                                                    --------------      --------------
           Net cash used in investing activities                                           (22,000)           (648,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from notes payable                                                        209,000                   -
        Proceeds from factoring arrangement, net                                           166,000                   -
        Proceeds from sale of common stock, net of expenses                                      -           1,567,000
        Proceeds from long-term convertible debt, net of expenses                                -           1,732,000
        Proceeds from warrants issued with long-term debt                                        -           1,221,000
                                                                                    --------------      --------------
           Net cash provided by financing activities                                       375,000           4,520,000

NET INCREASE (DECREASE) IN CASH                                                         (1,148,000)           (479,000)

CASH, beginning of period                                                                1,152,000           1,631,000
                                                                                    --------------      --------------

CASH, end of period                                                                 $        4,000      $    1,152,000
                                                                                    ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
    Cash paid during the year for income taxes                                      $       29,000      $       29,000
                                                                                    ==============      ==============
    Cash paid during the year for interest                                          $                   $       81,000
                                                                                    ==============      ==============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of liabilities into common stock                                     $            -      $       65,000
                                                                                    ==============      ==============
    Options, warrants and stock granted for services                                $      293,000      $      726,000
                                                                                    ==============      ==============
    Net assets acquired for stock and warrants                                      $    2,067,000      $      178,000
                                                                                    ==============      ==============

       See accompanying notes to these consolidated financial statements.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   ORGANIZATION AND NATURE OF OPERATIONS:
     -------------------------------------

     Paradise Music & Entertainment, Inc. ("Paradise") was formed in July 1996. Effective July 3, 2001, Paradise and iball Media Inc. ("iball") completed their plan of merger and effectively combined their business interests (See
     Note 5 for further details).

     Paradise Music & Entertainment, Inc. ("Paradise" or the "Company") is a music and entertainment company focused on partnering with other companies to build their brands by utilizing music and events to marry marketing, technology and entertainment to connect customers with consumers. The Company's strategy is to deliver the branding message targeted to global and Fortune 1000 companies through unique music and music events geared to targeted demographics.

     The Company markets sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients. The Company has agreed to produce two events for not-for-profit organizations. The Company is currently in negotiations for a number of festivals and music events for the 2002 season, with contracts with a number of global brand companies currently being negotiated. The Company expects a series of tours, concerts and festivals for the second half of 2002.

     During the past year the Company ceased operations of all other operating areas to focus on the core business, as described above. Consequently, the Company has a limited history with respect to our current business operations. In 2001, the Company discontinued the operations of their principal subsidiaries, Straw Dogs, Inc. and Shelter Films, Inc., and sold their subsidiaries Picture Vision, Inc. and John Leffler Music, Inc. (d/b/a/ Rave Music & Entertainment), to their founders. These subsidiaries had focused on artist management, and television, commercial and movie production.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     Principles of Consolidation - The consolidated financial statements include the accounts of Paradise and its wholly-owned subsidiaries, iball Media, Events, All Access, PDSE Records, Push Records, PDSE Digital, Rave, Picture Vision, Straw Dogs and Shelter Films (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Revenue Recognition - Commercial music production revenues and the related production costs are recognized upon acceptance of the music production by the client. Royalty and residual income which relates to musical compositions used in television series are recognized when earned and the amount can be reasonably estimated and when received, if it cannot be reasonably estimated. For projects which are short in duration, (primarily less than one month) video production revenues and related production costs are recorded upon completion of the video. For projects that have a longer term, video production revenues and related production costs are recorded using the percentage-of-completion method which recognizes income as work on the project progresses. No such long-term production projects existed at December 31, 2001. In accordance with industry custom, the Company currently operates its music artist management business based on oral agreements with certain artists and customers. Pursuant to these arrangements the Company receives up to 20% of the gross revenues received

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     in connection with artist entertainment related earnings less certain standard industry costs. Record label revenues are recognized in accordance with the provisions of the various distribution agreements. Certain record costs are capitalized as recoverable from future revenues and amortized over the expected life of the records, to the extent there is reasonable assurance that these costs will be recoverable from future sales. No such cost were capitalized as of December 31, 2001. The Company is accounting for these costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 50 "Financial Reporting in the Record and Music Industry."

     Cash and Cash Equivalents -The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not incurred any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

     Inventory - Inventory is stated at the lower of cost or market and consists primarily of finished compact discs and tape cassettes. The cost of inventory is determined by the first-in, first-out (FIFO) method. Due to the change in the business strategy to focus on festivals and events, and the Company's limited personnel to pursue the sale of the Company's inventory, the inventory was impaired to zero at December 31, 2001. Any future sale of compact discs or tapes will be recorded as revenue if and when it occurs.

     Impairment of Long Lived Assets - Impairment losses on long-lived assets (including goodwill) is recognized when events and circumstances indicate that the undiscounted cash flows estimated to be generated by these assets are less than the carrying amounts of those assets. As discussed in Note 4, in 2001, the Company significantly impaired the majority of its assets.

     Stock Warrants - Stock warrants issued for goods and services are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Warrants that are Issued to other than Employees for Acquisition, or in Conjunction with Selling Goods and Services. Accordingly warrants subject to vesting based on performance, will be valued each reporting period until vested. The portion of the value related to the completed term of the related agreement is expensed, and the remaining non-cash deferred consulting expense is amortized over the remaining term of the agreement. The value of such related warrants was subject to adjustment until such time that the warrant was nonforfeitable, fully vested and exercisable. All warrants issued as consideration for goods or services, either were fully vested or cancelled as of December 31, 2001.

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

     Loss Per Common Share - Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     share is the same as basic loss per common share for all periods presented. Unexercised stock options and warrants to purchase 6,033,890 shares at December 31, 2001 and 5,040,839 shares at December 31, 2000, of the Company's common stock were not included in the computations of diluted earnings per common share because their effect would have been antidilutive as a result of the Company's losses.

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

     The Company's calculation of impairments, discontinued operations, litigation, lease liabilities and contingencies, and other liabilities and obligations are significant estimates. It is at least reasonably possible that these estimates could be revised in the near term and that such a revision could be material.

     New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe that the adoption of this statements will have a material effect on its financial position, results of operations, or cash flows.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     In August 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that the adoption of this statements will have a material effect on its financial position, results of operations, or cash flows.

     In April 2002, the FASB approved SFAS 145, Rescission of FASB statements No. 4, 44 and 64, Amendment of SFAS 13, and technical corrections, while the adoption of this SFAS will not have any effect on the statements of financial position, stockholder deficit, or on the net income (loss), the adoption may change the classification of any future gains from debt extinguishments on the statements of operations.

3.   CONTINUED OPERATIONS:
     --------------------

     For the years ended December 31, 2001, and December 31, 2000, the Company had net losses of $19,469,000 and $4,817,000, respectively. In September 2001, the Company discontinued operations of its principal subsidiaries, Shelter Films, Inc. and Straw Dogs, Inc., as well as selling its Picture Vision and Rave subsidiaries to their founders. As a result, the Company is experiencing substantially decreased business operations and it has minimal income from the remaining operating divisions and subsidiaries. The Company's new strategy is to focus on festivals and events in a global branding strategy, and while there has been some progress made on the implementation of this new strategy, the strategy is still in its infancy and the Company has generated limited revenues from it. The Company presently has limited credit facilities and is in default on several loan instruments, however as discussed in Note 16, some additional financing has been obtained subsequent to year-end. These factors raise substantial doubt about our ability to continue as a going concern.

4.   IMPAIRMENTS AND DISCONTINUED OPERATIONS:
     ---------------------------------------

     As discussed throughout the notes, the Company discontinued Shelter Films and Straws Dogs, Paradise Digital (which focused on new digital formants for music and entertainment), as well as its All Access subsidiary (which was an artist management company.) The net liabilities and results of operations for the discontinued operations are presented as a single line item on the balance sheet and in the statement of operations. The statement of operations for the year ended December 31, 2000 was reclassified to reflect the discontinued operations in a manner consistent with the presentation in 2001. The reclassifications had no effect on the net loss reported.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The Company also sold its Picture Vision and Rave subsidiaries to their founders. In general, the discontinued operations and disposals resulted in substantial impairments and losses.

     The Company also impaired assets in the other division and subsidiaries. The impairments were required based on revised cash flow projections that took into consideration the Company's new festival and events global branding strategy and the Company's current limited resources to maximize cash flow from the non-strategic subsidiaries.

5.   BUSINESS COMBINATIONS:
     ---------------------

     Effective July 3, 2001, Paradise and iball Media, Inc. ("iball") completed a Plan of Merger and effectively combined their business interests. In connection with this transaction, iball shareholders were issued 9,390,000 shares of Paradise common stock at $.22 per share, which represented approximately 45% of the total Paradise common stock outstanding as of the completion of the transaction. The total purchase price of $2,067,000 was originally allocated among capitalized website cost ($472,000), current liabilities ($484,000) and goodwill ($2,079,000). Further, 2,000,000 shares were placed in escrow for future grants of options to present and future employees of the Company.

     Based on a revised cash flow analysis prepared in the fourth quarter, the Company impaired all of the capitalized website costs and goodwill related to the iball acquisition.

     The Offshore Pictures, Inc. ("OPI") acquisition was completed on June 15, 2000. In the acquisition the Company purchased, for 150,000 shares of common stock at $1.88, substantially all of the business and assets of OPI's business and assumed substantially all of its liabilities. OPI's name was subsequently changed to Shelter Films, Inc.

     The total purchase price of $178,000 was allocated to the following assets and liabilities:

        Current assets                             $      27,000
        Other assets                                      78,000
        Goodwill                                         497,000
        Current liabilities                             (424,000)

     As discussed in Notes 1 and 4, Shelter Films was discontinued in 2001.

6.   DEBT:
     ----

     Factoring Agreement - On April 25, 2001, the Company entered into a commercial factoring agreement with a lender. The agreement provides that the Company sell, transfer, set over and assign certain invoices and accounts receivable to the lender, with recourse. The credit facility provides for maximum revolving borrowings up to $1,500,000. The agreement may be cancelled with 30 days' notice by the Company or the lender. Borrowings under this facility are based on a funding formula and, in addition to the factored accounts receivable and invoices, are collateralized by all of the Company's remaining assets.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     As of December 31, 2001 approximately $166,000 was the outstanding advance balance. Advances from the lender bear interest at the higher of 10.5% per annum or the prime rate plus 2.50%. A factoring fee of 3.25% per invoice is assessed, with available rebates up to 2.25% depending on speed of collection of invoices.

     See Note 16 for terms of additional borrowings from the lender subsequent to December 31, 2001.

        Notes Payable - Notes payable totaling $335,000 are past due and in default. The notes currently bear a default interest rate of 15%.

7.   NOTE RECEIVABLE, STOCKHOLDER:
     ----------------------------

     The Company had a promissory note receivable from a stockholder/officer. The note had an interest rate at 8.5% per annum. The promissory note was collateralized by 200,000 shares of the officers' common stock of the Company and allowed for mandatory repayments as defined in the note. In January 2001, $20,000 was repaid on this note. The remaining note was forgiven in conjunction with the sale of the Rave subsidiary to the stockholder.

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
     -------------------------------------

     At December 31, 2001, accounts payable and accrued expenses for continuing operations consists of the following:

        Accounts payable                                      $     1,072,000
        Accrued royalties                                              23,000
        Accrued commercial directors profit participation              12,000
        Other                                                         483,000
                                                              ---------------
                                                              $     1,590,000

9.   INCOME TAXES:
     ------------

     The provision for income taxes consists of state and local taxes. At December 31, 2001, the Company recorded deferred federal, state and local income tax assets aggregating approximately $11,300,000 arising from net operating loss carryforwards and property basis differences. A valuation allowance of approximately $11,300 has been recorded, since management is uncertain if the tax benefit will be realized.

     At December 31, 2001, the Company has federal net operating loss carryforwards of approximately $19,000,000, which expire in periods beginning in 2012 through 2021. The net operating loss carryforwards will be subject to significant IRS Section 382 limitations due to changes in control of the Company.

10.  COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     Litigation - On August 13, 2001, 8330 W. Third Street, LLC filed a complaint against Straw Dogs, Inc., a subsidiary of the Company, in the Superior Court of California, County of Los Angeles, alleging that Straw

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     Dogs breached various obligations under its lease dated August 1, 1998. The suit seeks damages, including but not limited to past due rent, in the amount of approximately $59,000, attorneys fees, and certain other fees and taxes.

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

     Although management believes that the Company will be able to settle these disputes favorably, there can be no assurance of such outcome. Further, resolution may be predicated on the Company's ability to secure additional capital funding. Unfavorable resolution of these claims would have a material adverse impact on the financial condition of the Company.

     Leases - The Company had leased for office facilities that expired in various years through July 2009. Rent expense for the years ended December 31, 2001 and December 31, 2000 was approximately $591,000 and $635,000, respectively.

     In 2001, the Company entered into a termination agreement with the landlord of its primary office lease in New York City. The termination agreement required a cash payment of approximately $50,000 and for the Company to give all leasehold improvements at the leased premises to the landlord. A loss of $493,000 was recorded on the transaction representing the cash payment and the book value of the leasehold improvements.

     Although the Company remains contingently liable on the Straw Dogs lease, no amounts have been accrued. The lease requires payments of $274,000 per year through July of 2009. The former founders, principals, and manager of Straw Dogs continue to occupy the leased premises and the owner of the leased building is affiliated with the same individuals. The Company considers the possibility of any amounts being due under the lease guarantee to be remote.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     Employment and Termination of Employment - The Company and a former officer and director entered into a separation agreement and general release whereby the individual resigned from all positions he held as an officer or director of the Company as of September 1, 2000. Under the terms of the settlement, this individual received $50,000 and is entitled to additional contingent payments up to a maximum of $200,000 in the event that certain earnings targets for each of the next two years are achieved. In connection with the termination, 400,000 options held by the individual were cancelled, leaving him with 200,000 vested options exercisable at $5.00 per share.

     Paradise and the former Chairman and CEO entered into a Termination Agreement effective as of January 1, 2001 whereby he resigned his positions as Chairman and CEO of the Company. In connection with the termination all 750,000 options to purchase Paradise common stock held by him were cancelled. The individual agreed that 1,000,000 shares of Paradise common stock received by him in connection with the Stock Purchase Agreement and Asset Purchase Agreement, both dated September 23, 1999, will remain locked up for the lesser of two years following the Effective Date of the Termination Agreement or a period equal to the lock up period of the new chairman. Subsequently, this individual resigned from the Board of Directors in 2001.

     Straw Dogs, Inc. and the former Chairman and CEO entered into an exclusive director agreement dated January 1, 2001 whereby the former Chairman and CEO agreed to provide television and commercial and music video production services for a two-year term. Each of the parties has the option to terminate the agreement at any time upon thirty days prior written notice. The former Chairman and CEO terminated this agreement in 2001.

     All other officers and employees either terminated their employment agreements or those employment agreements were terminated by the Company in 2001. As discussed above, certain claims have been made by some former employees. Although the company currently believes no additional amounts are owed, it is reasonably possible that the resolution of these matters could result in additional expenses.

     The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company's common stock valued on the last day of the applicable quarter. The Company has also agreed to pay the Vice Chairman $166,500 per year.

11.  CONCENTRATIONS:
     --------------

     Although a significant portion of the Company's 2001 and 2000 revenues were derived from few customers and substantially all the Company's revenues were from television and film production and from music sales, future concentrations of risk are expected to be related to the Company's new strategy focusing on festivals and events.

     All remaining receivables were reserved for at December 31, 2001 and minimal future revenue is currently expected to be generated from television and film production, and from music sales.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

12.  STOCKHOLDERS' EQUITY:
     --------------------

     The Company entered into consulting agreements with various consultants in 2000 for professional and financial services. The consultants were compensated for their services (either partially or in full) through the issuance of an aggregate of 281,500 warrants to purchase the Company's common stock. The warrants typically vest immediately and have exercise prices ranging form $1.06 to $3.00 per share. The warrants were valued at approximately $184,000 and were expensed under these agreements in fiscal 2000.

     On June 28, 2000, Paradise entered into a Subscription Agreement with Renessence Ventures bv io ("Renessence") whereby Renessence invested approximately $1.6 million through the purchase of 1,605,400 restricted shares of Paradise common stock (the "Shares") and warrants to purchase an additional 240,813 Shares (the "Warrants"). The securities granted under the agreement were subject to a lock-up period for one year commencing on June 22, 2000, the binding date of the agreement. The shares issued were not registered under the Securities Act of 1933, as amended. Also, if at any time after the first anniversary of the binding date Paradise is authorized to file a registration statement the Renessence securities are subject to piggy-back registration rights. The Warrants vested on January 1, 2001 and expire June 28, 2002. The Warrants have an exercise price of $1.75 per share.

     For the year ended December 31, 2000, certain executive officers were awarded an aggregate of 375,000 shares of restricted common stock valued at the current market price at the date of grant of $.25 as a bonus for services to the Company. These awards resulted in a charge to operations aggregating approximately $94,000.

     For the year ended December 31, 2001, the Company issued 500,000 shares to employees valued at approximately $44,000. This amount is recorded in operations.

     On March 7, 2000, the Company and North Bay Opportunities, L.P. (f/k/a BayStar Capital, L.P.) and Northbay International Opportunities Ltd. (f/k/a BayStar International Ltd.) (collectively "NorthBay") entered into a $3,000,000 private convertible subordinated note financing made in the form of Paradise Senior Subordinated Convertible Notes (the "Notes"), convertible at $2.375 per share, plus five year warrants to purchase an additional 631,579 shares ("Warrants 1 and 2"). Warrants 1 and 2 had an initial exercise price of $2.61 per share, vested on March 7, 2001 (the first anniversary of the date of grant) and expire on March 7, 2005.

     On December 15, 2000, the Company completed a transaction with NorthBay the terms of which were set forth in a Purchase and Sale Agreement. NorthBay converted and exchanged the Notes and accrued interest for an aggregate of 1,000,000 shares of Paradise common stock, warrants to purchase an aggregate of 500,000 shares of Paradise common stock ("Warrants 3 and 4"), and the Company's investment in 1,000,000 shares of Series A Preferred Stock of Eruptor Entertainment, Inc. Warrants 3 and 4 vested immediately, expire on December 15, 2005 and had an initial exercise price of $2.00 per share. The exchange enabled the Company to eliminate all then-outstanding long-term debt and related annual interest expense. The Company recorded a one-time non-cash gain related to this exchange during the fourth quarter of 2000 of $337,000.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     Pursuant to the terms of Warrants 1 and 2 and Warrants 3 and 4 (collectively the "NorthBay Warrants") NorthBay exercised their option to have the per share exercise price redetermined on March 7, 2001, to a price equal to the lesser of $2.61 and $2.00, respectively, or the average daily closing bid price for the common stock for the 20 trading days immediately preceding March 7, 2001. Paradise calculated the reset price of the NorthBay Warrants to be $.48 per share and notified NorthBay of this calculation on March 13, 2001.

     The exercise price of the NorthBay Warrants and the number of shares of common stock issuable upon exercise of the NorthBay Warrants are subject to adjustment in certain circumstances, including a stock dividend, subdivision or combination of stock and the issuance of common stock or rights, options or warrants to acquire common stock at a price per share less than the exercise price of the warrants in effect immediately before such issuance.

     Effective January 21, 2001, Paradise extended and modified the terms of the 1,146,000 public warrants sold under the Initial Public Offering. The exchange ratio was set such that the warrant holders can buy an aggregate of 229,200 shares of common stock (five warrants exercisable for one share), the expiration period was extended to December 31, 2002, and the exercise price was changed to $2.50 per share.

13.  STOCK OPTIONS:
     -------------

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

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

        The activity in the Option Plan is as follows:

                                                                                        Exercise Price
                                                                 Number of Options      Per Share Range
                                                                 ------------------   --------------------
                Balance outstanding January 1, 2000                   2,657,500           2.06 - 6.00
                    Granted                                           1,151,500           1.00 - 5.00
                    Cancelled                                        (1,061,500)          1.50 - 5.00
                                                                 --------------           -----------

                Balance outstanding Dec. 31, 2000                     2,747,500           1.00 - 6.00
                    Granted                                             242,222           0.25 - 1.00
                    Cancelled                                          (207,030)          1.00 - 5.00
                                                                 --------------           -----------

                Balances outstanding Dec. 31, 2001                    2,782,692           0.25 - 6.00
                                                                 ==============           ===========


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

                                                                        For the Years
                                                                      Ended December 31,
                                                           -----------------------------------------
                                                                 2001                   2000
                                                           ------------------    -------------------
                Net Loss:
                    As reported                            $   (19,469,000)      $     (4,816,650)
                    Pro forma                                  (19,488,000)            (5,429,781)


        Basic and diluted loss per common share:

                                                                         For the Years
                                                                      Ended December 31,
                                                            ----------------------------------------
                                                                  2001                  2000
                                                            -----------------    -------------------

                As reported                                 $      (1.17)        $       (.54)
                Pro forma                                          (1.17)                (.61)

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for grants:

                                                                    For the Years
                                                                  Ended December 31,
                                                        ----------------------------------------
                                                              2001                  2000
                                                        -----------------    -------------------
                Volatility                                         111%                124%
                Interest rate                                      5.0%                5.5%
                Dividends                                            -                   -
                Expected term                                        5                   5


14.  STOCK WARRANTS:
     --------------

     The following table summarizes common stock warrant activity:

                                                                                      Exercise
                                                                 Shares                Prices
                                                            -----------------    -------------------
       Warrants outstanding as of January 1, 2000               2,869,000           4.00 - 7.20
           Granted                                              2,221,339           1.06 - 8.28
           Cancelled                                           (2,797,000)          4.00 - 10.00
                                                            -------------           ------------

       Warrants outstanding as of December 31, 2000             2,293,339           1.06 - 8.28
           Granted                                              1,421,000           0.25 - 2.50
           Cancelled                                             (463,141)          1.06 - 10.00
                                                            -------------           ------------

       Outstanding as of December 31, 2001                      3,251,198
                                                            =============


15.  RELATED PARTY TRANSACTIONS:
     --------------------------

     On February 10, 2001, the Paradise Board of Directors approved the execution of a Management Services Engagement Letter with iball whereby iball provided the management services of Kelly Hickel and David Sunshine for the interim period prior to the closing of the proposed merger between Paradise and iball. Paradise paid iball approximately $25,000 per month through the merger date (July 3, 2001) and a $25,000 retainer.

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     In connection with the acquisition of Straw Dogs in December 1999, the Company assumed a lease with 8330 West Third Street, LLC, an affiliate of Mr. Dylan and Mr. Rodgers which expires July 2009. The lease is for 10,147 square feet of space at the rental rate of $2.25 per square foot per month. This rate is subject to escalation in accordance with inflation after 5 years. The rental rate was determined by an independent appraisal. As discussed in Note 10, the Company believes it has no further obligation under this lease based on the shutdown of Straw Dogs counter claims against Mr. Rodgers and conversion by the principals at 8330 West Third Street LLC to their own use.

16.  SUBSEQUENT EVENTS:
     -----------------

     In January through May 2002 the commercial factory lender advanced $110,000 on a short term basis and in May 2002 converted $200,000 of the debt to equity by purchasing 4,000,000 shares at a price of $0.05 per share. Warrants for 1,600,000 and 500,000 shares at an exercise price of $0.05 and $0.03, respectively, were issued as consideration for these borrowings and conversions. The lender has the right to default the remaining balance of approximately $200,000 on July 15, 2002 if the account balance is not paid in full. In that event, the lender has the right to receive sufficient shares of the company to accomplish a 51% ownership position

     In March 2002, the CEO and a consultant loaned the Company $30,000 on the same terms as the lender.

     In April and May 2002 the Company received $70,500 from four investors in the form of Bridge financings providing notes for 12 months with 500,025 warrants at a price of $0.04 or $0.05 per share. Three of the investors have the right to invest an additional $75,000 on the same terms. Additional investors have pledged additional sums, but these have not been finalized.

     Subsequent to December 31, 2001 and through May 19, 2002, 4,493,807 additional shares of stock were issued to consultants.