Form 10KSB/A
period 2001-12-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2004-04-22
CIK 1024464

--------------------------------------------------------------------------------

                      H SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                F O R M 10-KSB/A
                                (Amendment No. 1)

              {X} ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

                   For the fiscal year ended December 31, 2001

                                       OR

                  { } TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Issuer's telephone number, including area code: (888) 565-3259

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The issuer's revenues for the fiscal year ended December 31, 2001, were $90,000.

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

     DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one)
     Yes |_| No |X|

                                EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB for Paradise Music & Entertainment, Inc. for the fiscal year ended December 31, 2001, as filed with the Securities and Exchange Commission on May 20, 2002, is being filed solely for the purpose of amending Part I, Item 2 and Part II, Items 6 and 7 thereof, adding Part II, Item 8A and Exhibits 31 and 32 thereto and amending the exhibit index accordingly.

This amendment does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth above. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                                     PART I

     The statements contained in this Annual Report that are not historical facts are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our need to raise additional capital, our history of losses, the high-risk nature of the music and entertainment business and our dependence on some large customers, as well as economic conditions. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments or otherwise.

ITEM 2. DESCRIPTION OF PROPERTY

     We surrendered our former office space at 53 W. 23rd Street in New York City to the landlord as of December 15, 2001. Our rent expense for the fiscal year ended December 31, 2001, was approximately $487,000. We were released of all ongoing obligations, including the approximately seven year balance of the rent obligation. The lease was for approximately 20,000 square feet and was due to expire in July 2007. We currently share space in New York City at 122 East 42nd Street. We are in negotiation for an extended arrangement, but those negotiations are not complete. We are also attempting to secure office space in Denver, Colorado.

                                     PART II

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

Results of Operations:

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 (As reclassified for discontinued operations)

     In the aggregate, revenues from continuing operations for the year ended December 31, 2001, were $90,000, as compared to $660,554 for the year ended December 31, 2000. The Statement of Operations for the year ending December 31, 2000, was reclassified to reflect the discontinued operations. This decrease of $570,554, or 87%, was due primarily to a slower market for music videos, the ceasing of new releases for Label M, ending of the joint ventures in the Music Group, the sale of the Rave operations and royalties and the sale of Picture Vision. The loss before discontinued operations and extraordinary items in 2001 was $6,151,000 compared to a loss before discontinued operations and extraordinary items of $6,733,000 in 2000. The discontinued operations generated a loss of $13,159,000 in 2001 and income of $1,579,000 in 2000. We also had an extraordinary gain on early extinguishment of debt that totaled $337,000 in 2000. The net loss that includes both continuing and discontinued operations was $19,309,000 for the year ended December 31, 2001, as compared to a net loss of $4,817,000 for the year ended December 31, 2000. A significant portion of the net loss for the year ended December 31, 2001, relates to a charge of $2,516,000 for the impairment of fixed assets and goodwill for the continuing operations based on revised cash flow projections reflecting our new strategy and limited resources to maximize cash flow from the non-strategic subsidiaries. There were also significant losses and impairments recorded for the discontinued operations.

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

     PDSE Music revenues decreased to $1,606,000 for the year ended December 31, 2001, from $5,099,000 for the year ended December 31, 2000, a decrease of $3,493,000, or 69%. The decrease in revenues is primarily due to the ending of the music joint ventures and the cessation of new releases by Label M.

     PDSE Music cost of sales decreased to $1,435,000 for the year ended December 31, 2001, from $4,557,000 for the year ended December 31, 2000, a decrease of $3,122,000, or 69%. The decrease is principally due to the ending of the music joint ventures and the cessation of new releases by Label M. Gross profit, as a percentage of recorded music and artist management revenues decreased to 4% for the year ended December 31, 2001, compared to 11% for the year ended December 31, 2000. The decreased margin is due to the loss of the joint ventures.

     PDSE Festival & Events revenue was $35,000 for the year ended December 31, 2001. This was the first quarter of operation for this business, so there are no comparable results for the same period last year. Revenues were primarily the result of one small project. The net loss for this division was $290,000.

     Paradise's marketing, selling, general and administrative expenses decreased to $4,007,000 for the year ended December 31, 2001, from $8,048,000 for the year ended December 31, 2000, a decrease of $4,041,000, or 51%. The decrease was due primarily to the termination of employees.

     Net interest expense was $28,000 for the year ended December 31, 2001, compared to $535,000 for the year ended December 31, 2000, a decrease of $488,000, or 92%. The decrease is the result of the settlement payoff of the NorthBay debt in 2000.

Liquidity and Capital Resources:

     Net cash used in operating activities for the year ended December 31, 2001, was $1,540,000. The operating loss for the year was partially offset by non-cash expenses such as depreciation and amortization, impairment of fixed assets, goodwill and other intangibles and impairments and losses associated with discontinued operations.

     Net cash used in investing activities for the year ended December 31, 2001, was zero.

     Net cash provided by financing activities for the year ended December 31, 2001, was $395,000, which is substantially represented by proceeds from notes payable, net proceeds from a factoring arrangement and cash received with the collection of a note receivable from an officer.

     We had negative working capital of $1,145,000 and a stockholders' deficit of $6,101,000 at December 31, 2001. We reduced expenses in 2001 by eliminating most of our business operations. We are currently negotiating with various lenders, strategic partners and equity investors to assist in meeting our short-term cash flow needs.

     We believe we do not have available funds sufficient to sustain our operations through the third quarter of 2002. Our available funds generally consist of cash and the funding derived from our revenue sources: residual income relating to musical compositions used in television series and record label revenues. As of December 31, 2001, we had $7,000 in available cash. In 2001, we decreased our business operations substantially and we presently have minimal revenue from our remaining operating business operations. The costs associated with our merger with iball Media, Inc. in July 2001 and the loss of our traditional revenue sources due to discontinued operations have also contributed to the strain on our liquidity. Reducing operating expenses and capital expenditures alone will not be sufficient to solve our liquidity problems. Unless we are able to obtain sufficient funding through equity or debt offerings we will not be able to continue as a going concern. We need to raise funds through equity or debt offerings in order to survive. Such financing may not be available on terms favorable to us, or at all. Even if we are able obtain additional financing it may not be sufficient to maintain our current operations.

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

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

[Note: The information in this Item 8A is effective as of the date of this Amendment No. 1 to the Annual Report on Form 10-KSB/A and is being added to the disclosure in compliance with the certification requirement of Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. ]

In mid-2001, shortly after becoming our Chairman of the Board, Kelly T. Hickel evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission.

As a result of his evaluation of such disclosure controls and procedures, Mr. Hickel recommended and implemented the following changes that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting:

     1. Control of the cash balances, checking accounts and cash receipts were consolidated under the responsibility of one individual;

     2. The CFO function had been performed by the President of the company and he had no accounting background. A CFO was hired with the appropriate credentials;

     3. Review and reconciliation of all financial data as well as preparation of all financial statements was put under the direct responsibility of the newly hired CFO;

     4. A complete review was held of financial data, procedures and policies and revised as appropriate;

     5. The new CFO was given reporting responsibility to the Vice-Chairman of the Board in order to provide an independent path of responsibility to an independent Director.

     6.   The same Vice-Chairman serves as the Chair of the Audit Committee.

     7. Based on this evaluation and following the implementation of the foregoing changes, Mr. Hickel concluded that, as of August, 2001, our disclosure controls and procedures were effective. We are now in the process of bringing Paradise Music into full compliance with its reporting obligations.

Based on this evaluation and following the implementation of the foregoing changes, Mr. Hickel concluded that, as of December 31, 2001, our disclosure controls and procedures were effective. We are now in the process of bringing Paradise Music into full compliance with its reporting obligations.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements required by Item 7 are included in this report beginning on page F-1.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number                            Description
-------- ------------------------------------------------------------------

3.1      Certificate of Incorporation of the Registrant (1)
3.2      Amended and Restated By-Laws of the Registrant (1)
4.1      Specimen of Registrant's Common Stock Certificate (1)
4.2      Specimen of Registrant's Warrant Certificate (1)
4.3      Form of Representative's Warrant Agreement including form of
           Warrant (1)
4.4 Form of Warrant Agreement between Registrant and Continental Stock Transfer and Trust Company (1)
10.7     Form of The Registrant's 1996 Stock Option Plan (corrected version) (1)
21.1     Subsidiaries of Registrant (2)
31       Certification of Kelly Hickel under Rule 13a-14(a)
32       Certification of Kelly Hickel
99.1     Risk Factors (3)

          (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Reg. No. 333-13941) which was declared effective by the Securities and Exchange Commission on January 22, 1997. nge Commission on March 29, 2000.

          (2) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 15, 2001.

          (3) Incorporated by reference to the Company's Annual Report on Form 10-KSB as filed on May 20, 2002.

     (b)  Reports on Form 8-K

     o Report on Form 8-K filed with the SEC on May 17, 2001, announcing a change in accountants.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, State of New York on April 19, 2004.

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

       Signature                      Title                            Date

 /s/ KELLY HICKEL           Chairman of the Board                 April 19, 2004
 ----------------           (Principal Executive Officer,
 Kelly Hickel               Principal Financial Officer,
                            Principal Accounting Officer)


/s/ RICHARD P. RIFENBURGH       Vice Chairman                     April 20, 2004
-------------------------
Richard P. Rifenburgh

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

 Consolidated Balance Sheet - December 31, 2001 ............................ F-2

 Consolidated Statements of Operations - For the Years Ended
   December 31, 2001 and 2000 .............................................. F-3

 Consolidated Statements of Stockholders' Equity (Deficit) -
   For the Period January 1, 2000 through December 31, 2001 ..... .......... F-4

 Consolidated Statements of Cash Flows - For the Years Ended
   December 31, 2001 and 2000 .............................................. F-5

 Notes to Consolidated Financial Statements - .............................. F-6

                      Paradise Music & Entertainment, Inc.

                           Consolidated Balance Sheet

                                December 31, 2001

                ASSETS

Current assets:

  Cash                                                             $      7,010
                                                                   ------------
    Total current assets                                                  7,010

Deposits                                                                 10,285
                                                                   ------------
                                                                   $     17,295
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Notes payable - bank                                             $    165,564
  Accounts payable                                                      711,214
  Notes payable - iball                                                 305,250
  Accrued Interest                                                       24,964
  Accrued wages                                                         199,815
  Accrued taxes                                                          92,883
 Net liabilities of discontinued operations                           4,618,285
                                                                   ------------
    Total current liabilities                                         6,117,975

Stockholders' equity:

 Preferred stock, $.01 par value,
  5,000,000 shares authorized                                              --
 Common stock, $.01 par value,
  75,000,000 shares authorized,
  25,464,339 shares issued and outstanding                              254,643
 Additional paid-in capital                                          26,716,248
Accumulated (deficit)                                               (33,071,571)
                                                                   ------------
                                                                     (6,100,680)
                                                                   ------------
                                                                   $     17,295
                                                                   ============

       See accompanying notes to these consolidated financial statements.

                      Paradise Music & Entertainment, Inc.

                            Statements of Operations

                     Years Ended December 31, 2001 and 2000

                                                                          December 31,

                                                                   2001                 2000
                                                               ------------         -----------
Revenue                                                        $     90,000         $   660,544

Operating expenses
  Cost of sales                                                        --             1,406,762
  Marketing, selling, general and
    administrative                                                4,006,389           5,399,971
  Impairment of fixed assets, goodwill and
  other intangibles                                               2,086,164                --
                                                               ------------         -----------
Total operating expenses                                          6,092,553           6,806,733

(Loss) from continuing operations                                (6,002,553)         (6,146,189)
                                                               ------------         -----------

Other (income) and expense
  Interest expense                                                   46,298             634,918
  Interest (income)                                                 (18,965)            (79,127)
  Other expenses                                                      9,127               8,351
                                                               ------------         -----------
                                                                     36,460             564,142

(Loss) before income taxes, discontinued operations and
  extraordinary item                                             (6,039,012)         (6,710,331)
Provision for income taxes                                          111,504              21,719
                                                               ------------         -----------
(Loss) before discontinued operations and
  extraordinary item                                             (6,150,516)         (6,732,050)
                                                               ------------         -----------
Income (loss) from discontinued operations                      (13,158,149)          1,578,585
                                                               ------------         -----------
(Loss) before extraordinary item                                (19,308,665)         (5,153,465)
                                                               ------------         -----------
Gain on early extinguishment of debt                                   --               336,815
                                                               ------------         -----------
Net (loss)                                                     $(19,308,665)        $(4,816,650)
                                                               ============         ===========
 Basic and diluted (loss) per share
  Before discontinued operations and
   extraordinary item                                          $      (0.37)        $     (0.75)
  Discontinued operations                                             (0.79)              (0.58)
  Extraordinary item                                                   --                  0.04
                                                               ------------         -----------
                                                               $      (1.16)        $     (1.29)
                                                               ============         ===========
Weighted average shares outstanding                              16,625,354           8,958,396
                                                               ============         ===========




       See accompanying notes to these consolidated financial statements.

                      Paradise Music & Entertainment, Inc.

            Consolidated Statement of Changes in Stockholders' Equity

                     Years Ended December 31, 2001 and 2000



                                                                                                                         Additional
                                                                           Common                  Stock                  Paid-in
                  ACTIVITY                                                 Shares                  Amount                  Capital
Balance, January 1, 2000                                                 7,863,330                 78,633                21,356,812

Issuance of stock for cash, net of expenses                              1,605,400                 16,054                 1,550,968
Issuance of stock for services                                             120,107                  1,201                   123,150
Issuance of stock for debt cancellation                                  1,000,000                 10,000                   715,500
Issuance of stock and warrants for acquisition                             150,000                  1,500                   176,700
Compensation value of warrants issued for
  services and long-term financing                                                                                          897,252
Common stock grants authorized
Net (loss) for the year                                                       --                     --                        --
                                                                       -----------               --------               -----------
Balance, December 31, 2000                                              10,738,837                107,388                24,820,382

Repayment of stockholder note:
  In cash
  In connection with sale of subsidiary
Issuance of stock and warrants for acquisition                           8,565,691                 85,657                 1,798,795
Issuance of stock for consideration for
  restructure of debt                                                      250,000                  2,500                    32,500
Issuance of stock for debt cancellation                                     50,000                    500                     7,500
Issuance of stock to Employees                                           3,307,046                 33,070                   305,733
Issuance of stock for services                                           3,486,261                 34,863                   135,811
Issuance of previously authorized common stock grants
Stock reacquired and cancelled                                            (933,496)                (9,335)                  (75,955)
Compensation value of warrants issued for
  services and long-term financing                                                                                           26,150
Compensation value of options issued for board members                                                                       16,155
Reduction of PIC due to Sale of Subsidiaries                                                                               (350,824)
Net (loss) for the year                                                       --                     --                        --
                                                                       -----------               --------               -----------
Balance, December 31, 2001                                              25,464,339                254,643                26,716,248
                                                                       ===========               ========               ===========

                      Paradise Music & Entertainment, Inc.

            Consolidated Statement of Changes in Stockholders' Equity

                     Years Ended December 31, 2001 and 2000

                                                                       Common        Stockholder
                                                                        Stock           Note          Accumulated
                               ACTIVITY                            Subscriptions      Receivable        Deficit           Total

Balance, January 1, 2000                                                 --            (64,082)        (8,946,254)      12,425,109

Issuance of stock for cash, net of expenses                                                                              1,567,022
Issuance of stock for services                                                                                             124,351
Issuance of stock for debt cancellation                                                                                    725,500
Issuance of stock and warrants for acquisition                                                                             178,200
Compensation value of warrants issued
  for services and long-term financing                                                                                     897,252
Common stock grants authorized                                        93,750                                                93,750
Net (loss) for the year                                                  --                --          (4,816,651)      (4,816,651)
                                                                 -----------       -----------        -----------       ----------
Balance, December 31, 2000                                            93,750           (64,082)       (13,762,905)      11,194,533

Repayment of stockholder note:
  In cash                                                                               20,000                              20,000
  In connection with sale of subsidiary                                                 44,082                              44,082
Issuance of stock and warrants for acquisition                                                                           1,884,452
Issuance of stock for consideration for                                                                                     35,000
  restructure of debt
Issuance of stock for debt cancellation                                                                                      8,000
Issuance of stock to Employees                                                                                             338,804
Issuance of stock for services                                                                                             170,674
Issuance of previously authorized
  common stock grants                                                (93,750)                                              (93,750)
Stock reacquired and cancelled                                                                                             (85,289)
Compensation value of warrants issued
  for services and long-term financing                                                                                      26,150
Compensation value of options issued                                                                                        16,155
  for board members
Reduction of PIC due to Sale of Subsidiaries                                                                              (350,824)
Net (loss) for the year                                                 --                --          (19,308,665)     (19,308,665)
                                                                 -----------       -----------         ----------       ----------
Balance, December 31, 2001                                              --                --          (33,071,570)      (6,100,679)
                                                                 ===========       ===========       ============      ===========


       See accompanying notes to these consolidated financial statements.

                      Paradise Music & Entertainment, Inc.

                            Statements of Cash Flows

                     Years Ended December 31, 2001 and 2000


                                                                                       December 31,
                                                                                 2001                2000
                                                                                 ----                ----
Net (loss)                                                                  $(19,308,665)        $(4,816,650)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities
  Depreciation and amortization                                                  255,768           1,117,920
  Non-cash consulting expense in connection with warrants                                            183,733
  Provision for returns                                                             --               233,725
  Common stock issued for services                                             2,043,121             218,101
  Non-cash interest expense                                                                          587,938
  Gain on debt extinguishment                                                       --              (336,816)
  Impairments and losses arising from discontinued operations                 14,793,539
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                                      89,582          (1,397,300)
  (Increase) decrease in inventory                                                  --              (330,991)
  (Increase) decrease in prepaid expenses                                           --              (302,109)
  (Increase) decrease in other assets                                               --               (85,326)
  Increase (decrease) in accounts payable                                        269,478             805,200
  Increase (decrease) in accrued expenses                                        317,662            (228,494)
                                                                            ------------         -----------
    Total adjustments                                                         17,769,150             465,581
                                                                            ------------         -----------
Net Cash (used in) operating activities                                       (1,539,515)         (4,351,069)
                                                                            ------------         -----------
Cash flows from investing activities:
  Acquisition of plant and equipment                                                --              (309,550)
  Acquisition costs net of cash acquired                                            --              (338,709)
                                                                            ------------         -----------
Net cash (used in) investing activities                                             --              (648,259)
                                                                            ------------         -----------
Cash flows from financing activities:
  Common stock sold for cash                                                        --             1,567,022
  Proceeds from bank borrowings                                                  374,564                --
  Proceeds from convertible debt                                                    --             1,732,017
  Proceeds from warrants issued with long-term debt                                 --             1,220,943
  Repayment of shareholder loans                                                  20,000                --
                                                                            ------------         -----------
  Net Cash provided by financing activities                                      394,564           4,519,982
                                                                            ------------         -----------
Increase (decrease) in cash                                                   (1,144,915)           (479,346)
Cash and cash equivalents, beginning of period                                 1,151,961           1,631,307
                                                                            ------------         -----------
Cash and cash equivalents, end of period                                    $      7,010         $ 1,151,961
                                                                            ============         ===========
Supplemental cash flow information:
  Cash paid for interest                                                    $       --           $    81,000
  Cash paid for income taxes                                                $       --           $    29,000
Non-cash financing activities:
Conversion of Liabilities into common stock                                 $       --           $    65,000
Options, warrants and stock granted for services                            $       --           $   726,000
Net assets acquired for stock and warrants                                  $       --           $   178,000


                 See accompanying notes to financial statements.

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

3. CONTINUED OPERATIONS:
   --------------------

For the years ended December 31, 2001, and December 31, 2000, the Company had net losses of $19,309,000 and $4,817,000, respectively. In September 2001, the Company discontinued operations of its principal subsidiaries, Shelter Films, Inc. and Straw Dogs, Inc., as well as selling its Picture Vision and Rave subsidiaries to their founders. As a result, the Company is experiencing substantially decreased business operations and it has minimal income from the remaining operating divisions and subsidiaries. The Company's new strategy is to focus on festivals and events in a global branding strategy, and while there has been some progress made on the implementation of this new strategy, the strategy is still in its infancy and the Company has generated limited revenues from it. The Company presently has limited credit facilities and is in default on several loan instruments, however as discussed in Note 16, some additional financing has been obtained subsequent to year-end. These factors raise substantial doubt about our ability to continue as a going concern.

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

5. BUSINESS COMBINATIONS:
   ---------------------

Effective July 3, 2001, ib Acquisition Corp., a subsidiary of Paradise Music & Entertainment, Inc., and iball Media, Inc. ("iball") completed a Plan of Merger and effectively combined their business interests. iball provided a model for event promotions, along with a website to distribute music information and marketing for sponsor partners. In connection with this transaction, iball shareholders were issued 9,390,000 shares of Paradise common stock at $.22 per share, which represented approximately 45% of the total Paradise common stock outstanding as of the completion of the transaction. The total purchase price of $2,067,000 was originally allocated among capitalized website cost ($472,000), current liabilities ($484,000) and goodwill ($2,079,000). Further, 2,000,000 shares were placed in escrow for future grants of options to present and future employees of the Company.

Had the merger with iball taken place on January 1, 2001, the effect on earnings per share would have been minimal, while revenues would have increased by $183,000, and the net loss from operations would have increased by $360,000. A January 1, 2002 merger would have been reflected in the net loss from discontinued operations on the balance sheet, increasing the loss from discontinued operations to $4,978,000.

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

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
   -------------------------------------

At December 31, 2001, accounts payable and accrued expenses for continuing operations consists of the following:

    Accounts payable                                      $       712,000
    Accrued Interest                                               25,000
    Accrued Wages and Taxes                                       293,000
                                                          ---------------
                                                          $     1,030,000

9. INCOME TAXES:
   ------------

The provision for income taxes consists of state and local taxes. At December 31, 2001, the Company recorded deferred federal, state and local income tax assets aggregating approximately $11,300,000 arising from net operating loss carryforwards and property basis differences. A valuation allowance of approximately $11,300,000 has been recorded, since management is uncertain if the tax benefit will be realized.

At December 31, 2001, the Company has federal net operating loss carryforwards of approximately $19,000,000, which expire in periods beginning in 2012 through 2021. The net operating loss carryforwards will be subject to significant IRS
Section 382 limitations due to changes in control of the Company.

10. COMMITMENTS AND CONTINGENCIES:
    -----------------------------

Litigation - On August 13, 2001, 8330 W. Third Street, LLC filed a complaint against Straw Dogs, Inc., a subsidiary of the Company, in the Superior Court of California, County of Los Angeles, alleging that Straw

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dogs breached various obligations under its lease dated August 1, 1998. The suit seeks damages, including but not limited to past due rent, in the amount of approximately $59,000, attorneys fees, and certain other fees and taxes. These charges have been provided for in the liabilities for discontinued operations section on the financial statements for fiscal year ending 2001.

On September 17, 2001, Craig Rodgers, the former President of Straw Dogs, made a demand for arbitration alleging breach of various obligations under his employment agreement, which was guaranteed by the Company. The dispute was settled on April 15, 2003. The terms of the settlement are that the Company would make two payments of $12,500 to Mr. Rodgers, the first such payment to be made on or before June 10, 2003, and the second payment to be made on or before August 10, 2003. While these settlement payments have not yet been made, they have been provided for in the liabilities for discontinued operations section on the financial statements for the fiscal year ending 2001.

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

Leases - The Company had leased for office facilities that expired in various years through July 2009. Rent expense for the years ended December 31, 2001 and December 31, 2000 was approximately $487,000 and $635,000, respectively.

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

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in the Option Plan is as follows:

                                                                Exercise Price
                                            Number of Options   Per Share Range
                                           ------------------  ----------------

    Balance outstanding January 1, 2000          2,657,500        2.06 - 6.00
        Granted                                  1,151,500        1.00 - 5.00
        Cancelled                               (1,061,500)       1.50 - 5.00
                                            --------------        -----------

    Balance outstanding Dec. 31, 2000            2,747,500        1.00 - 6.00
        Granted                                    242,222        0.25 - 1.00
        Cancelled                                 (207,030)       1.00 - 5.00
                                            --------------        -----------

    Balances outstanding Dec. 31, 2001           2,782,692        0.25 - 6.00
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

                                                      For the Years
                                                    Ended December 31,
                                         ---------------------------------------
                                               2001                   2000
                                         ------------------    -----------------
        Net Loss:
            As reported                  $   (19,309,000)      $     (4,816,650)
            Pro forma                        (19,488,000)            (5,429,781)


Basic and diluted loss per common share:

                                                       For the Years
                                                    Ended December 31,
                                          --------------------------------------
                                                2001                  2000
                                          -----------------    -----------------

        As reported                       $      (1.17)        $       (.54)
        Pro forma                                (1.17)                (.61)

              PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for grants:

                                                       For the Years
                                                     Ended December 31,

                                           -------------------------------------
                                                 2001                  2000
                                           -----------------    ----------------

   Volatility                                         111%                124%
   Interest rate                                      5.0%                5.5%
   Dividends                                            -                   -
   Expected term                                        5                   5



14. STOCK WARRANTS:
    --------------

The following table summarizes common stock warrant activity:

                                                                     Exercise
                                                  Shares             Prices
                                              -------------       --------------

Warrants outstanding as of January 1, 2000       2,869,000         4.00 - 7.20
    Granted                                      2,221,339         1.06 - 8.28
    Cancelled                                   (2,797,000)        4.00 - 10.00
                                              ------------         ------------

Warrants outstanding as of December 31, 2000     2,293,339         1.06 - 8.28
    Granted                                      1,421,000         0.25 - 2.50
    Cancelled                                     (463,141)        1.06 - 10.00
                                              ------------         ------------

Outstanding as of December 31, 2001              3,251,198
                                                ===========



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