Form 10KSB
period 2002-12-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2004-06-09
CIK 1024464

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 F O R M  10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION L3 OR L5(D) OF
                       THE SECURITIES EXCHANGE ACT OF L934
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 1-12635

                             ----------------------

                      PARADISE MUSIC & ENTERTAINMENT, INC.
           (Name of Small Business Issuer as specified in its charter)

            DELAWARE                                     13-3906452
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


122 EAST 42ND STREET, NEW YORK, NEW YORK                   10168
(Address of principal executive offices)                 (Zip Code)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (888) 565-3259


SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

Title of each class                    Name of Each Exchange on Which Registered
----------------------                 -----------------------------------------
Common Stock, par value
  $0.01 per share                      Nasdaq Small Cap Market
                                       Boston Stock Exchange

Redeemable Common Stock
  Purchase Warrants                    Boston Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:  None

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

         The issuers' revenues for the year ended December 31, 2002 were $163,000.

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer on December 31, 2003 was approximately $498,000. On such date, the last sale price of issuer's common stock was $0.017. Solely for the purposes of this calculation, shares beneficially owned by directors, officers and beneficial owners of in excess of 10% of the registrant's common stock have been excluded, except shares with respect to which such persons disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such persons are, in fact, affiliates of registrant. As of December 31, 2003 there were 36,246,358 shares of common stock outstanding.


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

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL


         Paradise Music & Entertainment, Inc. (PDSE) is a music and entertainment company focused on partnering with other companies to build their brands by utilizing music and events to marry marketing, technology and entertainment to connect customers with consumers. Our strategy is to market sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients.

         Prior to 2002 we discontinued all our other operating areas to focus on our core business, as described above. Consequently, we have a very limited history with respect to our current business operations. We now focus on music events, an area that incorporates our core competencies. We currently have one remaining operating subsidiary, All Access Entertainment Management Group, Inc., through which we conduct some of our events.

         We were incorporated in the State of Delaware on July 18, 1996. Our principal executive offices are located at 122 East 42nd Street, New York, NY 10168, and our telephone number is 888-565-3259.

RECENT DEVELOPMENTS SINCE DECEMBER 31, 2001

In January 2002, we entered into a Letter of Intent with Showtime Networks, Inc. providing for a relationship whereby we would coordinate with Showtime certain events and artists with corresponding sponsors on Pay-per-View and eventually in ancillary markets. To date, we have not produced any events under this Letter of Intent nor entered into a definitive agreement with Showtime.

In January 2002, we entered into a Letter of Intent with Avenue B Marketing, Inc. This Letter of Intent was similar to that with Showtime, providing for coordinating events and artists, but in this case targeting the corporate sponsor and client demographics. To date, we have not produced any events under this Letter of Intent nor entered into a definitive agreement with Avenue B Marketing.

In connection with the Avenue B Marketing Agreement, we entered into a Strategic Partner Contractor's Agreement with Barry Bookhard. Pursuant to this agreement, Mr. Bookhard received 250,000 shares of our common stock in exchange for consulting services. We are no longer operating under this agreement.

In January 2002, we entered into a Consulting Services Agreement with Mark van Deusen pursuant to which we issued to Mr. van Deusen 1,000,000 shares of Paradise common stock in exchange for consulting services in connection with obtaining a credit facility and/or introducing us to industry contacts to further our business development. Mr. van Deusen continues to provide services to Paradise, and we are currently negotiating his compensation.

In February 2002, we entered into a Consulting  Services  Agreement with Jeffrey
A. Rinde, Esq. who is a partner with Bondy & Schloss LLP, our SEC attorneys. Pursuant to this agreement, Bondy & Schloss LLP received 1,000,000 shares of our common stock in exchange for legal services.

In February 2002, we entered into a Strategic Partner Contractor's Agreement with Winston Willis, one of our directors. Although Mr. Willis continues to provide services to Paradise both as a director and a consultant, we no longer operate under the terms of this agreement.

In April 2002, we entered into a Letter of Intent with Nantucket Beach Foundation, Inc., similar to that with Showtime, providing for coordinating events and artists. To date, we have not produced any events under this Letter of Intent nor entered into a definitive agreement with Nantucket.

In May 2002, we signed an agreement with The Garland Appeal to produce a fund-raiser music event. To date, no event has been produced under this agreement.

In August 2002, we entered into a Master Purchase Agreement with The Music Force Media Group, LLC pursuant to which we sold certain recorded album masters, including sound copyrights and original artwork for a purchase price of $20,000.


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

EMPLOYEES/INDEPENDENT CONTRACTORS

During 2002, we had three executive officers and no other full-time employees. Mr. Hickel continues as Chairman of the Board. Mr. Richard Rifenburgh is Vice Chairman and a member of the Board of Directors. Mr. Winston Willis serves as a member of the Board of Directors and heads our music event initiative. Ms. J.M. Belden is the Chief Financial Officer and Secretary of the corporation. These individuals serve under informal consulting agreements. Other services are provided on a consulting basis as needed. As is customary in the music business, we also utilize the services of artists, performers, composers, producers, engineers, roadies, booking agents and others who are independent contractors. These independent contractors hire out their services on an as needed basis and receive a set fee for the services. The services performed by these independent contractors are not needed on a full time basis. As a result, services of independent contractors are less expensive than having full time employees perform these services.


ITEM 2. DESCRIPTION OF PROPERTY

We utilize space occupied by Total Communications Group, Inc. in New York City at 122 E. 42nd Street. Pursuant to our arrangement entered into on May 22, 2002, we were to pay Total Communications Group a monthly rent of $1,750 plus shares of our common stock the number of which are negotiated from time to time. On October 17, 2002, we entered into a joint venture agreement with Total Communications Group pursuant to which we received marketing and promotional expertise in exchange for shares of our common stock and the use of a portion of their space at this location. We continue to use the space on a periodic basis, but we no longer pay rent or operate under either of the aforesaid agreements.

ITEM 3. LEGAL PROCEEDINGS

In 2002, we were a party to several legal proceedings:

     o The dispute with Craig Rodgers, former president of a subsidiary, was settled on April 15, 2003. The terms of the settlement are that the Company would make two payments of $12,500 to Mr. Rodgers, the first such payment to be made on or before June 10, 2003, and the second payment to be made on or before August 10, 2003. While these payments have not yet been made, they were provided for in the liabilities for discontinued operations section on the balance sheet for fiscal year 2001.

     o Cast & Crew Entertainment Services, Inc. brought a claim against us in Superior Court, County of Los Angeles, for unpaid invoices in the amount of approximately $805,000. Though neither side admitted any wrongdoing, this dispute was settled on November 13, 2003. The terms of the settlement are for the Company to pay the sum of $250,000 by December 31, 2003. In addition, the Company agreed to issue warrants to the Plaintiff to purchase three million shares of the Company's common stock at $0.15 per share. These liabilities have been provided for on the balance sheet for fiscal year ending 2002.

     o Two vendors obtained judgments against us from New York Superior Court in the aggregate amount of approximately $10,000 for unpaid fees. The Company has no information regarding the results of these proceedings.

     o On August 13, 2001, 8330 West Third Street, LLC filed a complaint against Straw dogs, Inc, a subsidiary of the Company, in the Superior Court of California, County of Los Angeles, alleging that Straw Dogs breached various obligations under its lease dated August 1, 1998. The suit seeks damages, including but not limited to past due rent, in the amount of approximately $59,000, attorneys fees, and certain other fees and taxes. These charges have been provided for in the liabilities for discontinued operations section on the balance sheet for fiscal year 2001.

Settlement of any outstanding claim may be predicated on our ability to secure capital funding. Unfavorable resolution of these claims is likely to have a material adverse impact on our financial condition. If a judgment is entered against us with respect to one or more of these claims, we may be unable to pay such judgment.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

      Our common stock traded on the Nasdaq SmallCap Market and the Boston Stock Exchange from January 22, 1997 through March 29, 2002 under the symbols "PDSE" and "PMU," respectively. Beginning May 2002, our shares began trading on the "pink sheets" inter-dealer market. The high and low bid prices of our common stock (as reported by NASDAQ (and, after May 2002, the pink sheets) and the Boston Stock Exchange) for each quarter during fiscal 2001 and 2002 were as follows:

                             NASDAQ SmallCap Market


               Period                       High               Low
               ------                       ----               ---

2002     01/01/02 - 03/31/02               $0.090            $0.010
         04/01/02 - 06/30/02               $0.080            $0.001
         07/01/02 - 09/30/02               $0.030            $0.001
         10/01/02 - 12/31/02               $0.015            $0.001


2001      01/01/01 - 03/31/01              $0.750            $0.219
          03/31/01 - 06/30/01              $0.400            $0.160
          07/01/01 - 09/30/01              $0.450            $0.080
          10/01/01 - 12/31/01              $0.140            $0.015


                              Boston Stock Exchange

               Period                       High               Low
               ------                       ----               ---

2000      01/01/00 - 03/31/00              $3-3/32           $1-3/4
          04/01/00 - 06/30/00              $1-7/8            $ 1
          07/01/00 - 09/30/00              $1-3/4            $ 1-1/2
          10/01/00 - 12/31/00              $1-5/32           $1/32

         At this time we are unable to obtain the range of high and low bid prices per share of our common stock on the Boston Stock Exchange for periods after 2000.

         The approximate number of holders of record of our common stock was 94 as of December 31, 2003. We believe that there are in excess of 500 round lot beneficial owners of common stock whose shares are held in street name.

         We have never paid a dividend on our common stock. We anticipate that future earnings, if any, will be retained for use in our business or for other corporate purposes and we do not anticipate paying cash dividends.

Recent Sales of Unregistered Securities:

Except as described below, we did not issue any equity securities during the fiscal period from January 1, 2002 through December 31, 2002 which were not registered under the Securities Act of 1933, as amended. We did issue equity securities during the fiscal period which were not registered under the Securities Act of 1933, as amended, as follows: (i) 9,043,807 shares granted to consultants for services rendered during 2002 were valued at $180,940 and recorded in operations; (ii) 1,600,000 shares issued to Porter Capital
Corporation in consideration for debt to equity conversion were valued at $80,000 and recorded in operations; (iii) 4,000,000 shares were issued to Porter Capital Corporation in 2004 for conversion of debt to equity in the amount of $200,000, and is recorded as a reduction in liabilities in 2002; (iv) 3,850,000 shares issued in 2003, and 14,400,000 shares issued in 2004, to consultants for services rendered in 2003 were valued at $72,650 and recorded in operations; and
(v) warrants authorized subsequent to December 31, 2002 through April 30, 2004 as outlined in the following table:

-------------------------------------------------------------------------------------------------------------------------------
SECURITIES            DATE SOLD    PURCHASER        CONSIDERATION         EXEMPTION          TERMS OF           USE OF
SOLD                                                                      CLAIMED            CONVERSION         PROCEEDS
                                                                                             OR EXERCISE
-------------------------------------------------------------------------------------------------------------------------------
Warrants to           April 18,    Two Private      Purchase of           Section 4 (2)      Exercisable at     Working
Purchase              2002         Investors        $25,000 Aggregate     And Rule 506       a price of         Capital
500,250 shares                                      Principal amount      Of                 $0.05 per
Of common                                           Of Promissory         Regulation D.      share
Stock                                               Notes due 4/18/03.
-------------------------------------------------------------------------------------------------------------------------------
Warrants to           May 17,      One Private      Purchase of           Section 4 (2)      Exercisable at     Working
Purchase              2002         Investor         $33,000 Aggregate     And Rule 506       a price of         Capital
750,000 shares                                      Principal amount      Of                 $0.04 per
Of common                                           Of Promissory         Regulation D.      share
Stock                                               Notes due 10/17/02.
-------------------------------------------------------------------------------------------------------------------------------
Warrants to           December     One Private      Purchase of           Section 4 (2)      Exercisable at     Working
Purchase              1, 2003,     Investor         $27,000               And Rule 506       a price of         Capital
500,000 shares        and April                     Aggregate  principal  Of                 $0.002 per
of common             18, 2002                      Amount of             Regulation D.      share
stock                                               Promissory notes
-------------------------------------------------------------------------------------------------------------------------------
Warrants to           April 12,    One Lender       Secured loan in the   Section 4 (2)      Exercisable at     Working
Purchase              2004                          Amount of $40,000     And Rule 506       a price of         Capital
500,000 shares                                      For 24 months at      Of                 $0.002 per
of common                                           10% per annum         Regulation D.      share
stock
-------------------------------------------------------------------------------------------------------------------------------
Warrants to           April 12,    One Lender       Secured loan in the   Section 4 (2)      Exercisable at     Working
Purchase              2004                          Amount of $80,000     And Rule 506       a price of         Capital
1,000,000                                           For 24 months at      Of                 $0.002 per
shares of                                           10% per annum         Regulation D.      share
common stock
-------------------------------------------------------------------------------------------------------------------------------
Warrants to           April 12,    One Lender       Secured loan in the   Section 4 (2)      Exercisable at     Working
Purchase              2004                          Amount of $880,000    And Rule 506       a price of         Capital and
9,614,009                                           For 24 months at      Of                 $0.002 per         Funding for
shares of                                           10% per annum         Regulation D.      share              acquisitions
common stock
-------------------------------------------------------------------------------------------------------------------------------
Warrants to           January  9,  One Lender       Purchase of $20,000   Section 4 (2)      Exercisable at     Working
Purchase 400,000      2004                          Aggregate Principal   And Rule 506       a price of         Capital
shares of common                                    Amount of             Of                 $0.02 per
stock                                               Promissory notes      Regulation D.      share
-------------------------------------------------------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We market sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients. In 2002, we executed a branding program for Coors Brewing Company including promoting their brand at "after-the-concert" parties for portions of the "Nelly" tour.


Results of Operations:

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

In the aggregate, revenues from continuing operations for the year ended December 31, 2002, were $163,000, as compared to $90,000 for the year ended December 31, 2001. This increase of $73,000, or 81%, was due primarily to the Coors Brewing Company project. The loss before discontinued operations and extraordinary items in 2002 was $1,861,000 compared to a loss before discontinued operations and extraordinary items of $6, 039,000 in 2001. The discontinued operations generated a loss of $13,158,000 in 2001, and a gain of $16,956 in 2002. The net loss that includes both continuing and discontinued operations was $1,844,000 for the year ended December 31, 2002, as compared to a net loss of $19,309,000 for the year ended December 31, 2001.

PDSE Film & TV Group revenues were zero for the year ended December 31, 2002, as compared to $4,620,000 for the twelve months ended December 31, 2001, a decrease of $4,620,000, or 100%. The decrease in revenues is due to the sale of Picture Vision and both Rave's operations and royalties.

PDSE Commercial Group revenues were zero for the year ended December 31, 2002, as compared to $13,569,000 for the twelve months ended December 31, 2001, a decrease of $13,569,000, or 100%. The decrease in revenues is due to the cessation of operations of Shelter Films and Straw Dogs.

PDSE Music revenues were $40,000 for the year ended December 31, 2002, as compared to $1,605,000 for the year ended December 31, 2001, a decrease of $1,565,000, or 98%. The decrease in revenues is due to the termination of the music joint ventures and the cessation of new releases by Label M.

PDSE Festival & Events revenue was $163,000 for the year ended December 31, 2002, compared to $35,000 for the year ended December 31, 2001. The increase of $128,000, or 366%, was due to concentrating all our business efforts in the area of entertainment projects.

Paradise's marketing, selling, general and administrative expenses decreased to $1,795,000 for the year ended December 31, 2002, from $4,006,000 for the year ended December 31, 2001, a decrease of $2,211,000, or 56%. The decrease was due primarily to the termination of employees.

Net interest expense was $225,000 for the year ended December 31, 2002, compared to $27,000 for the year ended December 31, 2001, an increase of $198,000, or 737%. The increase is the result of the loan with Porter Capital Corporation.


Liquidity and Capital Resources:

Net cash used in operating activities for the year ended December 31, 2002, was $241,000.

Net cash used in investing activities for the year ended December 31, 2002, was zero.

Net cash provided by financing activities for the year ended December 31, 2002, was $251,000, which is substantially represented by proceeds from notes payable and net proceeds from a financing arrangement.

We had working capital of $10,000 and a stockholders' deficit of $7,416,000 at December 31, 2002. We are currently negotiating with various lenders, strategic partners and equity investors to assist in meeting our short-term cash flow needs.

We believe we do not have available funds sufficient to sustain our operations through the fourth quarter of 2004. Our available funds generally consist of cash and the funding derived from our revenue sources: music event and sponsorship revenues and record label revenues. As of December 31, 2002, we had $17,000 in available cash. Reducing operating expenses and capital expenditures alone will not be sufficient to solve our liquidity problems. Unless we are able to obtain sufficient funding through equity or debt offerings we will not be able to continue as a going concern. We need to raise funds through equity or debt offerings in order to survive. Such financing may not be available on terms favorable to us, or at all. Even if we are able obtain additional financing it may not be sufficient to maintain our current operations.

The Company has a commercial financing agreement with Porter Capital Corporation (PCC.) The agreement provides that the Company sell, transfer, set over and assign certain invoices and accounts receivable to the lender, with recourse. The credit facility provides for maximum revolving borrowings up to $1,500,000 and is collateralized by a UCC-1 filing on certain of the Company's assets. As of December 31, 2002, the outstanding advance balance, including interest, was approximately $277,000. Advances from the lender bear interest at the higher of 10.5% per annum or the prime rate plus 2.50%.

In January 2002 through May 2002, the lender advanced $110,000 on a short term basis and in May 2002 converted $200,000 of the debt to equity by agreeing to purchase 4,000,000 shares at a price of $0.05 per share. The Company issued 1,600,000 shares to the lender on March 13, 2002 as consideration for these borrowings and conversions. The lender signed an extension agreement on December 31, 2002.

As of October 10, 2003, PCC's Senior Loan balance due was $607,351.45 due to accrued interest, finance charges and minimum monthly fees. On April 12, 2004 PCC agreed to reduce the Principal Amount due under the Senior Line from $607,351.45 to $300,000. Further, the Senior Loan balance will now be due on April 15, 2005 and will not bear interest until after its maturity date, at which time the interest will be payable monthly at the rate of 18% per annum. The loan balance will be paid down out of the proceeds of the sale of the stock held by PCC.

On April 12, 2004, PCC agreed to extend to Paradise a new line of credit in the amount of five million dollars upon its normal business terms for accounts receivable financing for the purposes of acquisitions by Paradise.

Private Investor Loans:

In March 2002, one private investor loaned the Company $50,000 pursuant to a promissory note that bears interest at a rate of 10% per annum due on August 27, 2002. This loan is currently in default.

In March 2002, Kelly Hickel and David Sunshine each loaned the company $15,000 pursuant to a promissory note that bears interest at the higher of 10.5% per annum or the prime rate plus 2.50%. Mr. Sunshine's note has subsequently been repaid, and Mr. Hickel's note was transferred to Porter Capital Corporation.

In April 2002, we sold $37,500, in the aggregate principal amount, of promissory notes to three private investors. The notes bear interest at a rate of 10% per annum and were due on April 18, 2003. We also issued to the purchasers of the notes warrants to purchase an aggregate of 500,250 shares of our common stock at a price of $0.05 per share. On December 1, 2003, one of the April 2002 investors loaned an additional $14,500, and the warrants on his loan were increased to 500,000 shares and the exercise price reduced to $0.002 per share.

In May 2002, we sold $33,000, in the aggregate principal amount, of promissory notes to one private investor. The notes bear interest at a rate of 10% per annum and were due on October 17, 2002. We issued to the purchaser of the notes warrants to purchase an aggregate of 750,000 shares of our common stock at a price of $0.04 per share.

New Mezzanine Loans:

On April 12, 2004, PCC agreed to provide forty thousand dollars ($40,000) as a secured loan for two years at an interest rate of 10% per annum. The interest is payable quarterly in arrears, in cash or stock, at the lenders option. PCC will receive warrants to purchase 500,000 shares of the company's stock at an exercise price of $0.002 per share. The warrants expire four years from the date of issuance. This loan was provided for the company's working capital needs. All of these funds have already been advanced to the company.

On April 12, 2004, MME, Inc. agreed to provide eighty thousand dollars ($80,000) as a secured loan for two years at an interest rate of 10% per annum. The interest is payable quarterly in arrears, in cash or stock, at the lenders option. MME, Inc. will receive warrants to purchase 1,000,000 shares of the company's stock at an exercise price of $0.002 per share. The warrants expire four years from the date of issuance. This loan was provided for the company's working capital needs. Sixty-five thousand dollars has already been advanced to the company.

On April 12, 2004, MME, Inc. agreed to provide up to an additional eight hundred and eighty thousand ($880,000) as a secured loan for two years at an interest rate of 10% per annum. The interest is payable quarterly in arrears, in cash or stock, at the lenders option. F&C will receive warrants to purchase 9,614,009 shares of the company's stock at an exercise price of $0.002 per share. The warrants expire four years from the date of issuance. This loan is being provided for the company's working capital needs and to fund acquisitions for Paradise.

Risk Factors

We have a history of losses, we expect more losses in the future and we have substantial doubt regarding our ability to continue as a going concern. Since our inception, we have never been profitable. We cannot predict when, if ever, we will achieve profitability. For the years ended December 31, 2002, and December 31, 2001, we had net losses of $1,838,000 and $19,309,000, respectively. In September 2001, we ceased all operations of our principal subsidiaries, Shelter Films, Inc. and Straw Dogs, Inc., because we could not operate them profitably. As a result, we have substantially decreased our business operations and we have minimal income from our remaining operating divisions and subsidiaries. We presently have limited credit facilities and we are in default on several loan instruments. These factors raise substantial doubt about our ability to continue as a going concern, and it is unlikely that we will report net income in any future year or period. In addition, the notes to our financial statements for the year ended December 31, 2001, contain an explanatory paragraph regarding our ability to continue as a going concern.

We believe we do not have available funds sufficient to sustain our operations through the third quarter of 2004. Our available funds generally consist of cash and the funding derived from our revenue sources: income related relating to music festivals. As of December 31, 2002, we had $17,000 in available cash. Reducing operating expenses and capital expenditures alone will not be sufficient to solve our liquidity problems. Unless we are able to obtain sufficient funding through equity or debt offerings we will not be able to continue as a going concern. We need to raise funds through equity or debt offerings in order to survive. Such financing may not be available on terms favorable to us, or at all. Even if we are able obtain additional financing it may not be sufficient to maintain our current operations.

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

In June 2001,  the FASB also  approved for issuance  SFAS 143 "Asset  Retirement
Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. We do not believe that the adoption of this statement will have a material effect on our financial position, results of operations, or cash flows.

In August 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We do not believe that the adoption of this statement will have a material effect on our financial position, results of operations, or cash flows.

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

                        CONSOLIDATED FINANCIAL STATEMENTS




                                    CONTENTS

INDEPENDENT AUDITOR'S REPORT                                          F-2

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET                                            F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                 F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                       F-5 - F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-8 - F-17

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

Board of Directors and Stockholders
Paradise Music and Entertainment, Inc.

We have audited the balance sheet of Paradise Music and Entertainment, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Paradise Music and Entertainment, Inc. as of December 31, 2002, and the results of its operations and cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles.

                                       /s/ James E. Scheifley & Associates, P.C.
                                       James E. Scheifley & Associates, P.C.
                                       Certified Public Accountants

Dillon, Colorado
May 26, 2004

                      Paradise Music & Entertainment, Inc.
                           Consolidated Balance Sheet
                             As of December 31, 2002

                                     ASSETS

Current assets:

  Cash                                                            $      16,981
                                                                  -------------

      Total current assets                                        $      16,981
                                                                  =============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Notes payable - bank                                            $     276,308
  Accounts payable                                                    1,219,154
  Notes payable - iball                                                 305,250
  Bridge Loans                                                          140,000
  Accrued Interest                                                       80,394
  Accrued wages                                                         199,747
  Accrued taxes                                                          90,269
  Accrued Job Costs                                                      22,390
  Accrued Expenses - Restructure                                        474,000
 Net liabilities of discontinued operations                           4,625,114
                                                                  -------------
      Total current liabilities                                       7,432,626


Stockholders' equity:
 Preferred stock, $.01 par value,
  5,000,000 shares authorized                                                --
 Common stock, $.01 par value,
  75,000,000 shares authorized,
  36,246,358 shares issued and outstanding                              362,464
  Common Stock to be issued                                             200,000
 Additional paid-in capital                                          26,937,835
Accumulated (deficit)                                               (34,915,944)
                                                                  -------------
                                                                     (7,415,645)
                                                                  -------------
                                                                  $      16,981
                                                                  =============

                      Paradise Music & Entertainment, Inc.
                            Statements of Operations
                     Years Ended December 31, 2002 and 2001

                                                                           December 31,

                                                                      2002               2001
                                                                      ----               ----

Revenue                                                           $    162,650       $     90,000

Operating expenses
  Cost of sales                                                             --                 --
  Marketing, selling, general and administrative                     1,794,879          4,006,389
  Impairment of fixed assets, goodwill and other intangibles             3,455          2,086,164
                                                                  ------------       ------------

Total operating expenses                                             1,798,334          6,092,553
                                                                  ------------       ------------

(Loss) from continuing operations                                   (1,635,684)        (6,002,553)

Other (income) and expense
  Interest expense                                                     225,485             46,298
  Interest (income)                                                         --            (18,965)
  Other expenses                                                            --              9,127
                                                                  ------------       ------------
                                                                       225,485             36,460

(Loss) before income taxes, discontinued operations and
 extraordinary item                                                 (1,861,169)        (6,039,012)
Provision for income taxes                                                 160            111,504
                                                                  ------------       ------------
(Loss) before discontinued operations and
 extraordinary item                                                 (1,861,329)        (6,150,516)
                                                                  ------------       ------------

Income (loss) from discontinued operations                              16,956        (13,158,149)
                                                                  ------------       ------------

(Loss) before extraordinary item                                    (1,844,373)       (19,308,665)
                                                                  ------------       ------------

Net (loss)                                                        $ (1,844,373)      $(19,308,665)
                                                                  ============       ============

 Basic and diluted (loss) per share
  Before discontinued operations and extraordinary item           $      (0.06)      $      (0.37)
  Discontinued operations                                                 0.00              (0.79)
  Extraordinary item                                                        --                 --
                                                                  ------------       ------------
                                                                  $      (0.06)      $      (1.16)
                                                                  ============       ============

 Weighted average shares outstanding                                30,110,161         16,625,354
                                                                  ============       ============

                      Paradise Music & Entertainment, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                     Years Ended December 31, 2002 and 2001

                                                                                                        Additional
                                                                    Common             Stock             Paid -in
                         ACTIVITY                                   Shares             Amount            Capital

 Balance, January 1, 2001                                          10,738,837       $    107,388       $ 24,820,382

Repayment of stockholder note:
  In cash
  In connection with sale of subsidiary

Issuance of stock and warrants for acquisition                      8,565,691             85,657          1,798,795

Issuance of stock for consideration for restructure of debt           250,000              2,500             32,500

Issuance of stock for debt cancellation                                50,000                500              7,500

Issuance of stock to Employees                                      3,307,046             33,070            305,733

Issuance of stock for services                                      3,486,261             34,863            135,811

Issuance of previously authorized common stock grants

Stock reacquired and cancelled                                       (933,496)            (9,335)           (75,955)

Compensation value of warrants issued for services
 and long-term financing                                                                                     26,150

Compensation value of warrants issued for services                                                           16,155

Reduction of PIC due to Sale of Subsidiaries                                                               (350,824)

Net (loss) for the year                                                    --                 --                 --
                                                                 ------------       ------------       ------------
 Balance, December 31, 2001                                        25,464,339            254,643         26,716,247


Issuance of stock and warrants for acquisition                        138,212              1,382              2,073

Common stock to be issued                                                                     --                 --

Issuance of stock for debt cancellation                             1,600,000             16,000             64,000

Issuance of stock for services                                      9,043,807             90,438             90,502

Compensation value of warrants issued for services                     65,013
 and long-term financing

Net (loss) for the year                                                    --                 --                 --
                                                                 ------------       ------------       ------------
 Balance, December 31, 2002                                        36,246,358       $    362,463       $ 26,937,834
                                                                 ============       ============       ============

                      Paradise Music & Entertainment, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Continued)
                     Years Ended December 31, 2002 and 2001

                                                                    Common        Stockholder
                                                                    Stock             Note           Accumulated
                      ACTIVITY                                  Subscriptions      Receivable          Deficit           Total

 Balance, January 1, 2001                                       $     93,750      $    (64,082)     $(13,762,905)     $ 11,194,533

Repayment of stockholder note:
  In cash                                                                         $     20,000                              20,000
  In connection with sale of subsidiary                                           $     44,082                              44,082

Issuance of stock and warrants for acquisition                                                                           1,884,452

Issuance of stock for consideration for restructure of debt                                                                 35,000

Issuance of stock for debt cancellation                                                                                      8,000

Issuance of stock to Employees                                                                                             338,803

Issuance of stock for services                                                                                             170,674

Issuance of previously authorized common stock grants                (93,750)                                              (93,750)

Stock reacquired and cancelled                                                                                             (85,290)

Compensation value of warrants issued for services
 and long-term financing                                                                                                    26,150

Compensation value of warrants issued for services                                                                          16,155

Reduction of PIC due to Sale of Subsidiaries                                                                              (350,824)

Net (loss) for the year                                                   --                --       (19,308,665)      (19,308,665)
                                                                ------------      ------------      ------------      ------------

 Balance, December 31, 2001                                               --                --       (33,071,570)       (6,100,680)


Issuance of stock and warrants for acquisition                                                                               3,455

Common stock to be issued                                            200,000                                               200,000

Issuance of stock for debt cancellation                                                                                     80,000

Issuance of stock for services                                                                                             180,940

Compensation value of warrants issued for services                                                                          65,013
 and long-term financing                                                                                                        --


Net (loss) for the year                                                   --                --        (1,844,373)       (1,844,373)
                                                                ------------      ------------      ------------      ------------

 Balance, December 31, 2002                                     $    200,000      $         --      $(34,915,943)     $ (7,415,645)
                                                                ============      ============      ============      ============

                      Paradise Music & Entertainment, Inc.
                            Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001

                                                                             December 31,
                                                                        2002              2001
                                                                        ----              ----

Net (loss)                                                          $ (1,844,373)      $(19,308,665)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                              --            255,768
   Non-cash consulting expense in connection with warrants
   Provision for returns                                                      --
   Common stock issued for services                                      329,408          2,043,121
   Stock Subscriptions                                                   200,000
   Rent Deposit Expensed                                                  10,285
   Impairments and losses arising from discontinued operations             6,829         14,793,539
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable 89,582
    Increase (decrease) in accounts payable                              507,940            269,478
    Increase (decrease) in accrued expenses                              549,138            317,662
                                                                    ------------       ------------
       Total adjustments                                               1,603,600         17,769,150
                                                                    ------------       ------------
  Net cash (used in)
   operating activities                                                 (240,773)        (1,539,515)
                                                                    ------------       ------------
Cash flows from investing activities:
   Acquisition of plant and equipment                                         --
   Acquisition costs net of cash acquired
Net cash (used in) investing activities                                       --                 --
                                                                    ------------       ------------
Cash flows from financing activities:
   Proceeds from bank borrowings                                         110,744            375,000
   Proceeds from loans                                                   140,000
   Repayment of notes and line of credit                                      --               (436)
   Repayment of shareholder loans                                             --             20,000
                                                                    ------------       ------------
  Net cash provided by
   financing activities                                                  250,744            394,564
                                                                    ------------       ------------

Increase (decrease) in cash                                                9,971         (1,144,951)
Cash and cash equivalents,
 beginning of period                                                       7,010          1,151,961
                                                                    ------------       ------------
Cash and cash equivalents,
 end of period                                                      $     16,981       $      7,010
                                                                    ============       ============


Supplemental cash flow information:
   Cash paid for interest                                           $                  $
   Cash paid for income taxes                                       $                  $

Non-cash financing activities
   Conversion of Liabilities into common stock subscriptions        $    200,000       $
   Options, warrants and stock granted for services                 $    329,408       $
   Net assets acquired for stock and warrants                       $                  $


                 See accompanying notes to financial statements.

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

The Company markets sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients. The Company has agreed to produce two events for not-for-profit organizations. The Company is currently in negotiations for a number of festivals and music events for the 2004/2005 season, with contracts with a number of global brand companies currently being negotiated.

At the end of 2001, the Company ceased operations of other operating areas to focus on the core business, as described above. Consequently, the Company has a limited history with respect to our current business operations.

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

Revenue Recognition - The Company's current revenue comes from short term festival and event marketing. These are typically short term projects and the revenues are recognized when the project is completed.

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

Income Taxes - Deferred income tax assets and liabilities are computed fordifferences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

Loss Per Common Share - Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for all periods presented. Unexercised stock options and warrants to purchase 6,033,890 shares at December 31, 2001 and 4,354,012 shares at December 31, 2002 of the Company's common stock were not included in the computations of diluted earnings per common share because their effect would have been antidilutive as a result of the Company's losses.

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

In August 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations, or cash flows.

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

3. CONTINUED OPERATIONS:
   --------------------

For the years ended December 31, 2002, and December 31, 2001, the Company had net losses of $1,844,000 and $19,309,000, respectively. Since discontinuing substantially all of its business operations, the Company is experiencing substantially decreased business operations and it has minimal income from the remaining operating divisions and subsidiaries. The Company's new strategy is to focus on festivals and events in a global branding strategy, and while there has been some progress made on the implementation of this new strategy, the strategy is still in its infancy and the Company has generated limited revenues from it. The Company presently has limited credit facilities and is in default on several loan instruments, however as discussed in Note 16, some additional financing has been obtained subsequent to year-end 2002. All of the above factors raise substantial doubt about our ability to continue as a going concern.

4. IMPAIRMENTS AND DISCONTINUED OPERATIONS:
   ---------------------------------------

As noted elsewhere, substantially all of the Company's business operations were sold or closed down prior to January 1, 2002. The net liabilities and results of operations for the discontinued operations are presented as a single line item on the balance sheet and in the statement of operations. In general, the discontinued operations and disposals resulted in substantial impairments and losses.

5. DEBT:
   ----

Financing Agreement - On April 25, 2001, the Company entered into a commercial financing agreement with a lender. The agreement provides that the Company sell, transfer, set over and assign certain invoices and accounts receivable to the lender, with recourse. The credit facility provides for maximum revolving borrowings up to $1,500,000. Borrowings under this facility are based on a funding formula and, in addition to the accounts receivable and invoices are collateralized by all of the Company's remaining assets. As of December 31, 2002 approximately $277,000 was the outstanding advance balance. Advances from the lender bear interest at the higher of 10.5% per annum or the prime rate plus 2.50%.

Porter Capital Corporation (PCC)

In January 2002 through May 2002 the lender advanced $110,000 on a short term basis and in May 2002 converted $200,000 of the debt to equity by agreeing to purchase 4,000,000 shares at a price of $0.05 per share. The Company issued 1,600,000 shares to the lender on March 13, 2002 as consideration for these borrowings and conversions. The lender signed an extension agreement on December 31, 2002.

Private Investor Loans

In March 2002, one private investor loaned the Company $50,000 pursuant to a promissory note that bears interest of 10% per annum due on August 27, 2002.

In March 2002, Kelly Hickel and David Sunshine each loaned the company $15,000 pursuant to promissory notes that bears interest at the higher of 10.5% per annum or the prime rate plus 2.50%. Mr. Sunshine's note has subsequently been repaid, and Mr. Hickel's note was transferred to Porter Capital Corporation.

In April 2002 we sold a $37,500 aggregate principal amount of promissory notes to three private investors. The notes bear interest at a rate of 10% per annum and were due on April 18, 2003. We also issued to the purchasers of the notes warrants to purchase an aggregate of 500,250 shares of our common stock at a price of $0.05 per share. These investors have the right to invest an additional $75,000 on the same terms.

In May 2002 we sold $33,000 aggregate principal amount of promissory notes to one private investor. The notes bear interest at a rate of 10% per annum and were due on October 17, 2002. We issued to the purchaser of the notes warrants to purchase an aggregate of 750,000 shares of our common stock at a price of $0.04 per share.

See Note 16 for terms of additional borrowings from the lender subsequent to December 31, 2002.

Notes Payable - Notes payable totaling $305,000 are past due and in default. The notes currently bear a default interest rate of 15%.

Other loans were made to the Company in 2003 and 2004. See Note 16 for the details of these additional borrowings

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
   -------------------------------------

At December 31, 2002, accounts payable and accrued expenses for continuing operations consist of the following:

          Accounts Payable                                $  1,219,154
          Accrued Interest (other than PCC)                     80,394
          Accrued Wages and Taxes                              290,016
          Accrued Expenses - restructure                       474,000
          Accrued Job Costs                                     22,390
                                                          ------------
                                                          $  2,085,954

Regarding the Accrued Expenses for Restructure, the Company anticipated the total costs through Fiscal Year 2003 required to complete the financial and operational restructuring necessary to move from its past focus on the Consolidated Entertainment Company to its future focus as a provider of narrowly focused marketing and entertainment musical events. The Company believes that these accruals represent the total costs necessary to accomplish that objective in a manner consistent with Generally Accepted Accounting Principles (GAAP).


7. INCOME TAXES:
   ------------

The Company accounts for income taxes under SFAS 109, which requires the use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at
  the federal statutory rate             34%
Effect of operating losses              (34)%
                                       ----
                                          -
                                       ====

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $21,000,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2022. The deferred tax asset of approximately $7,000,000 relating to the operating loss carryforward has been fully reserved at December 31, 2002. The reserve increased by $627,000 during fiscal year ending December 31, 2002.

8.  COMMITMENTS AND CONTINGENCIES:
    -----------------------------

Litigation

We have been a party to several legal proceedings:

     o The dispute with Craig Rodgers, former president of a subsidiary, was settled on April 15, 2003. The terms of the settlement are that the Company would make two payments of $12,500 to Mr. Rodgers, the first such payment to be made on or before June 10, 2003, and the second payment to be made on or before August 10, 2003. While these payments have not yet been made, they were provided for in the liabilities for discontinued operations section on the balance sheet for fiscal year 2001.

     o Cast & Crew Entertainment Services, Inc. brought a claim against us in Superior Court, County of Los Angeles, for unpaid invoices in the amount of approximately $805,000. Though neither side admitted any wrongdoing, this dispute was settled on November 13, 2002. The terms of the settlement are for the Company to pay the sum of $250,000 by December 31, 2003. In addition, the Company agreed to issue warrants to the Plaintiff to purchase three million shares of the Company's common stock at $0.15 per share. These liabilities have been provided for on the balance sheet for fiscal year 2002. This Agreement is in default.

     o Two vendors obtained judgments against us from New York Superior Court in the aggregate amount of approximately $10,000 for unpaid fees. The Company has no information regarding the results of these proceedings.

     o On August 13, 2001, 8330 West Third Street, LLC filed a complaint against Straw dogs, Inc, a subsidiary of the Company, in the Superior Court of California, County of Los Angeles, alleging that Straw Dogs breached various obligations under its lease dated August 1, 1998. The suit seeks damages, including but not limited to past due rent, in the amount of approximately $59,000, attorneys fees, and certain other fees and taxes. These charges have been provided for in the liabilities for discontinued operations section on the balance sheet for fiscal year 2001.

Settlement of any outstanding claim may be predicated on our ability to secure capital funding. Unfavorable resolution of these claims is likely to have a material adverse impact on our financial condition. If a judgment is entered against us with respect to one or more of these claims, it may be unlikely that we will be able to pay such judgment.

The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company's common stock valued on the last day of the applicable quarter. The Company has also agreed to pay the Vice Chairman $166,500 per year. The Company has agreed to pay the Chairman $250,000. The Company has not been able to make these payments.

9.  CONCENTRATIONS:
    --------------

Although a significant portion of the Company's 2002 revenues were derived from one customer, Coors Brewing Company, future concentrations of risk are expected to be related to the Company's new strategy focusing on festivals and events.

10. STOCKHOLDERS' EQUITY:
    --------------------

The Company entered into consulting agreements with various consultants in 2002 for professional and financial services. The consultants were compensated for their services (either partially or in full) through the issuance of an aggregate of 10,643,807 shares of the Company's common stock. The shares were valued at approximately $261,000 and were expensed under these agreements in fiscal 2002.

For the year ended  December  31, 2001,  the Company  issued  500,000  shares to
employees  valued  at  approximately   $44,000.   This  amount  is  recorded  in
operations.

11. STOCK OPTIONS:
    -------------

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

The activity in the Option Plan is as follows:

                                                 Exercise Price
                                     Number of Options      Per Share Range
                                     -----------------      ---------------
Balance outstanding January 1, 2000       2,657,500           2.06 - 6.00
    Granted                               1,151,500           1.00 - 5.00
    Cancelled                            (1,061,500)          1.50 - 5.00
                                         ----------           -----------

Balance outstanding Dec. 31, 2000         2,747,500           1.00 - 6.00
    Granted                                 242,222           0.25 - 1.00
    Cancelled                              (207,030)          1.00 - 5.00
                                         ----------           -----------

Balances outstanding Dec. 31, 2001        2,782,692           0.25 - 6.00
    Granted                                   - 0 -                n/a
    Cancelled                               828,500           4.03 - 5.25
                                         ----------           -----------

Balances outstanding Dec. 31, 2002        1,954,192           0.25 - 6.00

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

                                              For the Years
                                            Ended December 31,
                                 ---------------------------------------
                                      2002                     2001
                                 --------------          ---------------
<    Net Loss:
        As reported              $  (1,837,737)          $  (19,308,665)
        Pro forma                   (1,837,737)             (19,488,000)



 Basic and diluted loss per common share:

                                              For the Years
                                            Ended December 31,
                                 ---------------------------------------
                                      2002                     2001
                                 --------------          ---------------

        As reported              $       (0.06)          $        (1.17)
        Pro forma                        (0.06)                   (1.17)



The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for grants:

                                              For the Years
                                            Ended December 31,
                                 ---------------------------------------
                                      2002                     2001
                                 --------------          ---------------
        Volatility                     n/a                     111%
        Interest rate                  n/a                     5.0%
        Dividends                      n/a                      --
        Expected term                  n/a                       5

12. STOCK WARRANTS:
    --------------

    The following table summarizes common stock warrant activity:

                                                            Exercise
                                                     Shares            Prices
                                                   ----------       ------------
Warrants outstanding as of January 1, 2000          2,869,000       4.00 - 7.20
    Granted                                         2,221,339       1.06 - 8.28
    Cancelled                                      (2,797,000)      4.00 - 10.00
                                                   ----------       ------------

Warrants outstanding as of December 31, 2000        2,293,339       1.06 - 8.28
    Granted                                         1,421,000       0.25 - 2.50
    Cancelled                                        (463,141)      1.06 - 10.00
                                                   ----------       ------------

Warrants outstanding as of December 31, 2001        3,251,198
    Granted                                         1,750,250       0.02 - 0.05
    Cancelled                                         629,672       1.25 - 4.00
                                                   ----------       ------------

 Warrants outstanding as of December 31, 2002       4,389,635       0.02 - 3.00

13. SUBSEQUENT EVENTS:
    -----------------

Porter Capital Corporation (PCC)

As of October 10, 2003, PCC's Senior Loan balance due was $607,351.45 due to accrued interest, finance charges and minimum monthly fees. On April 12, 2004, PCC agreed to reduce the Principal Amount due under the Senior Line from $607,351.45 to $300,000. Further, the Senior Loan balance will now be due on April 15. 2005 and will not bear interest until after its maturity date, at which time the interest will be payable monthly at the rate of 18% per annum. The loan balance will be paid down out of the proceeds of the sale of the stock held by PCC.

New Porter Capital Loans

On April 12, 2004, PCC agreed to extend to Paradise a line of credit in the amount of five million dollars upon its normal business terms for accounts receivable financing for the purposes of acquisitions by Paradise.

Private Investor Loans

On December 1, 2003, one of the April 2002 investors loaned an additional $14,500 and the warrants on the loan were increased to 500,000 shares and the exercise price reduced to $0.002 per share.

New Mezzanine Loans

On April 12, 2004, Porter Capital Corporation agreed to provide $40,000 as a secured loan for two years at an interest rate of 10% per annum. The interest is payable quarterly in arrears, in cash or stock, at the lenders option. PCC will receive warrants to purchase 500,000 shares of the company's stock at an exercise price of $0.002 per share. The warrants expire four years from the date of issuance. This loan was provided for the company's working capital needs. All of these funds have already been advanced to the Company.

On April 12, 2004, MME, Inc. agreed to provide $80,000 as a secured loan for two years at an interest rate of 10% per annum. The interest is payable quarterly in arrears, in cash or stock, at the lenders option. PCC will receive warrants to purchase 1,000,000 shares of the company's stock at an exercise price of $0.002 per share. The warrants expire four years from the date of issuance. This loan was provided for the company's working capital needs.

On April 12, 2004, MME, Inc. agreed to provide up to an additional $880,000 as a secured loan for two years at an interest rate of 10% per annum. The interest is payable quarterly in arrears, in cash or stock, at the lenders option. MME, Inc. will receive warrants to purchase 1,000,000 shares of the company's stock at an exercise price of $0.002 per share. The warrants expire four years from the date of issuance. This loan is being provided for the company's working capital needs and to fund acquisitions for Paradise.

Subsequent  to  December  31,  2002,  and  through  April 30,  2004,  18,250,000 additional shares of common stock were issued to consultants for services in 2003 and were valued at approximately $72,550. This amount has been recorded in operations for fiscal year 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 10, 2002, the Company terminated Rothstein, Kass & Company, P.C. as its principal accountant. The Company appointed Hein + Associates as its principal accountant. This change in the principal accountants was approved by the Board of Directors of Paradise on May 13, 2002.

We are not, nor have we ever been involved in any dispute or disagreement about any matter of accounting principles or practices, financial statement disclosure, audit scope or procedures, or any reportable events with Rothstein, Kass & Company, P.C.

On October 3, 2003, we retained James E. Scheifley & Associates, P.C. to audit the Company financial records for fiscal years ending 2001 and 2002.

James E. Scheifley & Associates, P.C.'s report on the financial statements for December 31, 2002, contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles, other than it's "going concern" disclaimer.

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Kelly T. Hickel, our Chairman and Principal Executive and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of December 31, 2002.

(b) Internal controls. During the year ended December 31, 2002, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Our directors, executive officers and key executives of our operating groups at the time of filing are as follows:

---------------------------- ------ ------------------------ -------------------------------
           NAME               AGE    POSITION WITH COMPANY             HELD SINCE
---------------------------- ------ ------------------------ -------------------------------
Kelly Hickel                 61     Chairman                 February  2001
---------------------------- ------ ------------------------ -------------------------------
---------------------------- ------ ------------------------ -------------------------------
Richard P. Rifenburgh        71     Vice-Chairman            July  2000
---------------------------- ------ ------------------------ -------------------------------
---------------------------- ------ ------------------------ -------------------------------
Winston "Buzz" Willis        57     Director                 November  2002
---------------------------- ------ ------------------------ -------------------------------


         KELLY HICKEL was appointed as our Chairman in February 2001. From May 1999 until we merged with iball Media, Inc. in July 2001, he has served as the Chairman and Chief Executive Officer of iball Media, Inc. Mr. Hickel was also the turn-around President to Miniscribe Corp., a troubled Fortune 500 disk drive manufacturer, from 1989 to 1990. Mr. Hickel has been building products and services based on the Internet since 1981. He was the President of the Maxwell Technology Information Systems Group from 1993 until 1997. Mr. Hickel was the Chairman of ELS, a telecommunications company, from May 1997 until May 1999, when he was the Chairman of Interstate Services, a real estate services company. Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science.

         RICHARD P. RIFENBURGH has served as our Vice Chairman since July 2001. He has served as Chairman of the Board of Moval Management Corporation since 1968. Moval Management Corporation is a management consulting firm that specializes in restoring companies in financial distress. From February 1989 until May 1991 Mr. Rifenburgh served as Chairman of the Board and Chief Executive Officer of Miniscribe Corporation, a publicly-held holding company and manufacturer of computer disc drives. From 1987 to 1990 he was a General Partner at Hambrecht and Quist Venture Partners, a venture capital organization. From 1988 to 1990 he was Chairman of the Board and Chief Executive Officer of Ironstone Group, Inc., and a publicly-held company. Since 1996, he has served on the Board of Directors of Tristar Corporation, a publicly-held manufacturer of cosmetics and fragrances that filed for bankruptcy in 2001. From 1992 to 2001 Mr. Rifenburgh served as a director of Concurrent Computer Corporation, which is a publicly reporting company. Mr. Rifenburgh is also Chairman of the Board of Directors of St. George Crystal Ltd., a major manufacturer of fine quality crystal products.

         WINSTON "BUZZ" WILLIS, who serves as CEO of All Access Entertainment Management Group, Inc., a division of Paradise Music & Entertainment, Inc., is acknowledged as a true pioneer and marketing innovator in the music industry. After graduating from Case Weston University in Cleveland, OH, Buzz's music industry career enjoyed significant growth from its humble beginning as a local promoter for MGM Records. From there, he joined the staff of RCA Records and signed several artists who went on to record gold and platinum records. He holds the distinction of being the youngest Vice President at RCA and was the founder of the Black Music Division of RCA Records where, under his guidance, the careers of Jose Feliciano and the Main Ingredient were nurtured. From the late 1970s to the early 1980s, he served as Senior V.P. of American operations of Phillips Electronics Corp. (parent of Polydor/Polygram Records). At Phillips, Buzz was instrumental in the acquisition of the Mercury and Verve labels. A true trailblazer, Buzz accepted the position of CEO of CTI Records. Here, he propelled the career of jazz greats such as George Benson and Esther Phillips, and was personally responsible for the industry's first platinum jazz album, "Mr. Magic" by Grover Washington, Jr. He introduced the concept of marketing Black artists, such as Kool & The Gang, Sister Sledge and Alexander O'Neal, to mainstream audiences and treating them similarly to White artists. In 1996, Buzz launched One World Entertainment in partnership with The Sanctuary Group, which provided services such as artist management, tour direction, record production and concert tour promotion. Buzz is a member of the R&B Hall of Fame.

Compliance with Section 16(a) of the Exchange Act:

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Person") to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish us with copies of all such reports. Based solely on our review of copies and such reports furnished to us by such Reporting Persons or on the written representations of such Reporting Persons that no reports on Form 4 or 5 were required, we believe that, during the fiscal period ended December 31, 2002 all of the Reporting Persons complied with their Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all compensation awarded to, earned by or paid by Paradise or its subsidiaries during each of the last three fiscal years to Kelly Hickel, our current Chairman.

                               ANNUAL COMPENSATION              LONG TERM COMPENSATION AWARDS
------------------------ --------- ------------- -------------- -------------- --------------- -------------------
NAME/PRINCIPAL POSITION  YEAR      SALARY ($)    BONUS ($)      RESTRICTED     SECURITIES      ALL OTHER
                                                                STOCK AWARDS   UNDERLYING      COMPENSATION
                                                                               OPTIONS
------------------------ --------- ------------- -------------- -------------- --------------- -------------------
Kelly Hickel  (1)        2001      $90,579       ---            ---            ---             ---
Chairman since           2002      ---           ---            ---            ---             $53,915
February 2001            2003                                                                  $45,095
------------------------ --------- ------------- -------------- -------------- --------------- -------------------

(1) In April, 2002, the Board of Directors approved the issuance of up to ten million shares of the Company's common stock to Kelly Hickel, or his designee(s), as payment of compensation due at a price equal to the average of the market value for the thirty days prior to the time the stock is issued as payment.

Option Grants in Fiscal Period January 1, 2002 through December 31, 2002:

None

Aggregate Option/SAR Exercises; Fiscal 2002 Year End Option/SAR Values:

No options were exercised during the fiscal year ended December 31, 2002.

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

         Outside Directors are entitled to receive compensation in the amount of $18,000 per annum, 100% payable in stock. Such amounts are payable quarterly in arrears. For the fiscal period ended December 31, 2002, persons who were Outside Directors during such fiscal year did not receive any shares of common stock.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following OWNERSHIP table sets forth (2) certain information as of December 31, 2003 regarding the share ownership of the company by (i) each person who is known to us to be the record or beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each Named Executive Officer; and (iii) all directors and executive officers as a group.

------------------------------------------------------------ ----------------------------------- ---------------------------
          NAME AND ADDRESS OF BENEFICIAL OWNER (1)             AMOUNT AND NATURE OF BENEFICIAL     % OF OUTSTANDING SHARES
                                                                        OWNERSHIP (2)                      OWNED (3)
------------------------------------------------------------ ----------------------------------- ---------------------------
NAMED EXECUTIVE OFFICER AND DIRECTORS:
------------------------------------------------------------ ----------------------------------- ---------------------------
------------------------------------------------------------ ----------------------------------- ---------------------------
Kelly Hickel                                                            13,264,571(4)                       28.7%
------------------------------------------------------------ ----------------------------------- ---------------------------
Richard Rifenburgh                                                         439,169                           1.0%
------------------------------------------------------------ ----------------------------------- ---------------------------
Winston Willis                                                            3,250,000                          8.1%
------------------------------------------------------------ ----------------------------------- ---------------------------
ALL NAMED EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP                    16,983,740                         37.8%
(3 PERSONS)
------------------------------------------------------------ ----------------------------------- ---------------------------
------------------------------------------------------------ ----------------------------------- ---------------------------
BENEFICIAL OWNERS IN EXCESS OF 5% (OTHER THAN NAMED
EXECUTIVE OFFICERS AND DIRECTORS):
----------------------------------------------------------- ------------------------------------ ---------------------------
Porter Capital Corporation                                              7,125,000 (5)                       17.7%
------------------------------------------------------------ ----------------------------------- ---------------------------
Michael J. Renna                                                          3,500,000                          8.7%
------------------------------------------------------------ ----------------------------------- ---------------------------

* less than 1%

(1) The address of each beneficial owner identified is c/o Paradise Music & Entertainment, Inc., 122 East 42nd Street, New York, NY 10017, except for (i) Michael Renna, whose address is PO Box 442, New York, NY 10004 and (ii) Porter Capital Corporation, which is 2112 First Avenue North, Birmingham, AL 10168.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of December 31, 2003 upon the exercise of options, warrants or convertible securities.

(3) Each beneficial owner's percentage ownership is determined by assuming (i) that options, warrants or convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days of December 31, 2003 have been exercised and converted, and (ii) 40,096,358 shares of common stock were outstanding, before any consideration is given to such options, warrants or convertible securities.

(4) Includes 850,000 shares issued in 2003 and 9,150,000 shares issued in 2004. These shares were approved for issuance on April 9, 2002.

(5) Includes securities held by Porter Capital Corporation (PCC) as follows: (i) common stock, (ii) warrants to purchase 275,000 shares of common stock at a price of $.05 per share, (iii) warrants to purchase 500,000 shares of common stock at a price of $.02 per share, and (iv) warrants to purchase 500,000 shares of common stock at a price of $0.002 per share. This amount also includes 4,000,000 shares which PCC had the right to acquire in 2002 but which were not issued until 2004.

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

Exhibit
Number                            Description
------------------------------------------------------------------

3.1     Certificate of Incorporation of the Registrant (1)
3.2     Amended and Restated By-Laws of the Registrant (1)
4.1     Specimen of Registrant's Common Stock Certificate (1)
4.2     Specimen of Registrant's Warrant Certificate (1)
4.3     Form of Representative's Warrant Agreement including form of Warrant (1)
4.4 Form of Warrant Agreement between Registrant and Continental Stock Transfer and Trust Company (1)
10.7    Form of The Registrant's 1996 Stock Option Plan (corrected version) (1)
21.1    Subsidiaries  of Registrant (2)
31      Certification  of Kelly Hickel under Rule 13a-14(a) (3)
32      Certification of Kelly Hickel (3)

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


                  o Report on Form 8-K filed with the SEC on May 11, 2004, announcing new financing agreements.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, State of New York on June 8, 2004.


                                        PARADISE MUSIC & ENTERTAINMENT,  INC.


                                        By /s/ Kelly Hickel
                                        -------------------
                                        Kelly Hickel, Chairman

     In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates below.

     Signature                      Title                         Date


/s/ KELLY HICKEL                    Chairman of the Board         June 8, 2004
----------------
Kelly Hickel


/s/ RICHARD P. RIFENBURGH           Vice Chairman                 June 8, 2004
-------------------------
Richard P. Rifenburgh


/s/ WINSTON WILLIS                  Director                      June 8, 2004
------------------
Winston Willis