Form 10KSB
period 2003-12-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2004-08-10
CIK 1024464

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 F O R M 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2003

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

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (888) 565-3259

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

 Title of each class                   Name of Each Exchange on Which Registered
-----------------------                -----------------------------------------
Common Stock, par value                             Over-the-counter
   $0.01 per share

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer had no revenues for the year ended December 31, 2003.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer on June 28, 2004 was approximately $2,000,000. On such date, the last sale price of issuer's common stock was $0.05. Solely for the purposes of this calculation, shares beneficially owned by directors, officers and beneficial owners of in excess of 10% of the registrant's common stock have been excluded, except shares with respect to which such persons disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such persons are, in fact, affiliates of registrant.

As of June 28, 2004 there were 58,496,358 shares of common stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Paradise Music & Entertainment, Inc. (PDSE) is a music and entertainment company focused on partnering with other companies to build their brands. We utilize music and events to marry marketing, technology and entertainment to connect our customers with their consumers. Our strategy is to market sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients.

Prior to 2002, we discontinued all our other operating areas to focus on our core business, as described above. Consequently, we have a very limited history with respect to our current business operations. During 2003, our main focus was reestablishing compliance with SEC reporting obligations, implementing new accounting controls and procedures, and settling litigation as described below. We now focus on music events, an area that incorporates our core competencies. We currently have one remaining operating subsidiary, All Access Entertainment Management Group, Inc., through which we conduct our music events.

To date, our involvement with music events has not required that we apply for governmental permits, however in the future we may be required to do so.

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

EMPLOYEES/INDEPENDENT CONTRACTORS

During 2003, we had three executive officers and no other full-time employees. Mr. Kelly Hickel continues as Chairman of the Board. Mr. Richard Rifenburgh is Vice Chairman and a member of the Board of Directors. Mr. Winston Willis serves as a member of the Board of Directors and heads our music event initiative. These individuals serve under informal consulting agreements. Other services are provided on a consulting basis as needed. As is customary in the music business, we also utilize the services of artists, performers, composers, producers, engineers, roadies, booking agents and others who are independent contractors. These independent contractors hire out their services on an as needed basis and receive a set fee for the services. The services performed by these independent contractors are not needed on a full time basis. As a result, services of independent contractors are less expensive than having full time employees perform these services.

ITEM 2. DESCRIPTION OF PROPERTY

We utilize space occupied by Total Communications Group, Inc. in New York City at 122 E. 42nd Street. We use the space on a periodic basis, but we do not pay rent.

ITEM 3. LEGAL PROCEEDINGS

     o The dispute with Craig Rodgers, former president of a subsidiary, was settled on April 15, 2003. Pursuant to the Settlement Agreement, we are required to make two payments of $12,500 each to Mr. Rodgers. The first such payment was to be made on or before June 10, 2003, and the second payment was due on or before August 10, 2003. While these payments have not yet been made, they were provided for in the liabilities for discontinued operations section on the balance sheet for fiscal year 2001.

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

     o Several vendors obtained judgments against us from New York Courts in the aggregate amount of approximately $60,000 for unpaid fees. These charges have been provided for in the liabilities for discontinued operations section on the balance sheet. The Company has no further information regarding these proceedings.

     o On August 13, 2001, 8330 West Third Street, LLC filed a complaint against Straw dogs, Inc, a subsidiary of the Company, in the Superior Court of California, County of Los Angeles, alleging that Straw Dogs breached various obligations under its lease dated August 1, 1998. The suit seeks damages, including but not limited to past due rent, in the amount of approximately $59,000, attorneys fees, and certain other fees and taxes. These charges have been provided for in the liabilities for discontinued operations section on the balance sheet for fiscal year 2001. No further action has been taken by the plaintiff in this matter.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

 Our common stock traded on the Nasdaq SmallCap Market and the Boston Stock Exchange from January 22, 1997 through March 29, 2002 under the symbols "PDSE" and "PMU," respectively. Beginning May 2002, our shares began trading on the "pink sheets" inter-dealer market. The high and low bid prices of our common stock (as reported by Nasdaq (and, after May 2002, the pink sheets) were as follows:


                    PERIOD                       HIGH              LOW


2003          01/01/03 - 03/31/03                $0.005            $0.001
              03/31/03 - 06/30/03                $0.020            $0.001
              07/01/03 - 09/30/03                $0.009            $0.002
              10/01/03 - 12/31/03                $0.017            $0.002


2002          01/01/02 - 03/31/02                $0.090            $0.010
              04/01/02 - 06/30/02                $0.080            $0.001
              07/01/02 - 09/30/02                $0.030            $0.001
              10/01/02 - 12/31/02                $0.015            $0.001



At this time we are unable to obtain the range of high and low bid prices per share of our common stock on the Boston Stock Exchange for periods after 2000.

The approximate number of holders of record of our common stock was 93 as of December 31, 2003. We believe that there are in excess of 500 round lot beneficial owners of common stock whose shares are held in street name.

We have never paid a dividend on our common stock. We anticipate that future earnings, if any, will be retained for use in our business or for other corporate purposes and we do not anticipate paying cash dividends.


RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2003, we issued the following securities which were not registered under the Securities Act of 1933, as amended: (i) 3,850,000 shares issued in 2003 to consultants for services rendered in 2002 were valued at $15,400 and were accrued in operations for fiscal year 2002; and (ii) warrants authorized subsequent to December 31, 2002 through December 31, 2003 as outlined in the following table:


SECURITIES          DATE SOLD    PURCHASER        CONSIDERATION        EXEMPTION         TERMS OF          USE OF
SOLD                                                                   CLAIMED           CONVERSION        PROCEEDS
                                                                                         OR EXERCISE

Warrants to         December     One Private      Purchase of          Section 4 (2)     Exercisable at    Working
Purchase            1, 2003      Investor         $14,500              And Rule 506      a price of        Capital
333,250 shares                                    Aggregate            Of                $0.002 per
of common                                         principal            Regulation D.     share
stock                                             Amount of
                                                  Promissory
                                                  notes

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We market sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

In the aggregate, revenues from continuing operations for the year ended December 31, 2003, were zero, as compared to $163,000 for the year ended
December 31, 2002. This decrease of $163,000 was due primarily to the restructuring phase Paradise went through in 2003. The loss before discontinued operations and extraordinary items in 2003 was $97,202 compared to a loss before discontinued operations and extraordinary items of $1,861,000 in 2002. This decrease of 1,763,798 was also due to the restructuring phase.

PDSE Music revenues were zero for the year ended December 31, 2003, as compared to $40,000 for the year ended December 31, 2002. The decrease in revenues is due to the termination of the music joint ventures and the cessation of new releases by Label M.

PDSE Festival & Events revenues were zero for the year ended December 31, 2003, compared to $163,000 for the year ended December 31, 2002. The decrease was due to the restructuring phase the Company went through in 2003.

Paradise's marketing, selling, general and administrative expenses decreased to $7,218 for the year ended December 31, 2003, from $1,795,000 for the year ended December 31, 2002, a decrease of $1,787,782. The decrease was due primarily to the restructuring phase of the Company in 2003.

Net interest expense was $89,985 for the year ended December 31, 2003, compared to $225,000 for the year ended December 31, 2002, a decrease of $135,015, or 60%. The decrease is the result of the restructuring of the senior note with Porter Capital Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the year ended December 31, 2003, was $145,574.

Net cash provided by financing activities for the year ended December 31, 2003, was $133,692, which is substantially represented by proceeds from mezzanine financing arrangements. We had negative working capital of $12,000 and a stockholders' deficit of $7,496,783 at December 31, 2003. We are currently negotiating with various lenders, strategic partners and equity investors to assist in meeting our short-term cash flow needs.

We believe we do not have available funds sufficient to sustain our operations through the fourth quarter of 2004. Our available funds generally consist of cash and the funding derived from our revenue sources: music event and sponsorship revenues and record label revenues. As of December 31, 2003, we had $5,099 in available cash. Reducing operating expenses and capital expenditures alone will not be sufficient to solve our liquidity problems. Unless we are able to obtain sufficient funding through equity or debt offerings we will not be able to continue as a going concern. We need to raise funds through equity or debt offerings in order to survive. Such financing may not be available on terms favorable to us, or at all. Even if we are able obtain additional financing it may not be sufficient to maintain our current operations.

Paradise has a commercial financing agreement with Porter Capital Corporation (PCC.) The agreement provides that the Company sell, transfer, set over and assign certain invoices and accounts receivable to the lender, with recourse. The credit facility provides for maximum revolving borrowings up to $1,500,000 and is collateralized by a UCC-1 filing on certain of the Company's assets. As of December 31, 2003, the outstanding advance balance, including interest, was approximately $300,000. Advances from the lender bear interest at the higher of 10.5% per annum or the prime rate plus 2.50%.

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

NEW MEZZANINE LOANS

On April 12, 2004, PCC agreed to provide forty thousand dollars ($40,000) as a secured loan for two years at an interest rate of 10% per annum. The interest is payable quarterly in arrears, in cash or stock, at the lenders option. PCC will receive warrants to purchase 500,000 shares of Paradise's common stock at an exercise price of $0.002 per share. The warrants expire four years from the date of issuance. This loan was provided for the company's working capital needs. All of these funds have already been advanced to the company.

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

RISK FACTORS

We have a history of losses, we expect more losses in the future and we have substantial doubt regarding our ability to continue as a going concern. Since our inception, we have never been profitable. We cannot predict when, if ever, we will achieve profitability. For the years ended December 31, 2003, and December 31, 2002, we had net losses of $97,202 and $1,838,000, respectively. We have substantially decreased our business operations and we have minimal income from our operating divisions and subsidiaries. We presently have limited credit facilities and we are in default on several loan instruments. These factors raise substantial doubt about our ability to continue as a going concern, and it is unlikely that we will report net income in any future year or period. In addition, the notes to our financial statements for the year ended December 31, 2003, contain an explanatory paragraph regarding our ability to continue as a going concern.

We believe we do not have available funds sufficient to sustain our operations through the fourth quarter of 2004. Our available funds generally consist of cash and the funding derived from our revenue sources: income related relating to music festivals. As of December 31, 2003, we had $5,099 in available cash. Reducing operating expenses and capital expenditures alone will not be sufficient to solve our liquidity problems. Unless we are able to obtain sufficient funding through equity or debt offerings we will not be able to continue as a going concern. We need to raise funds through equity or debt offerings in order to survive. Such financing may not be available on terms favorable to us, or at all. Even if we are able obtain additional financing it may not be sufficient to maintain our current operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 10, 2002, Paradise terminated Rothstein, Kass & Company, P.C. as its principal accountant. Paradise appointed Hein + Associates as its principal accountant. This change in the principal accountants was approved by the Board of Directors of Paradise on May 13, 2002.

We are not, nor have we ever been involved in any dispute or disagreement about any matter of accounting principles or practices, financial statement disclosure, audit scope or procedures, or any reportable events with Rothstein, Kass & Company, P.C.

Effective as of October 3, 2003, the Board of Directors approved the engagement of James E. Scheifley & Associates, P.C. to act as its certifying accountant.

James E. Scheifley & Associates, P.C.'s report on the financial statements for December 31, 2003, contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles, other than it's "going concern" disclaimer.

On May 18, 2004, Hein & Associates LLP formally notified the Company that it had resigned as the Company's certifying accountant. The Company had engaged Hein & Associates LLP to audit its financial statements for the fiscal year ended December 31, 2001. However, this audit was never completed due to the lack of capital required to complete the process. During the two most recent fiscal years, and subsequent interim periods, there were no disagreements with Hein & associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein & Associates would have caused it to make reference to such disagreement in its reports.


ITEM 8A. CONTROLS AND PROCEDURES.

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Kelly Hickel, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, we have concluded that our disclosure controls and procedures were effective as of December 31, 2003.

(b) Internal controls. During the year ended December 31, 2003, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors, executive officers and key executives of our operating groups at the time of filing are as follows:

--------------------------------------------------------------------------------
           NAME              AGE    POSITION WITH COMPANY       HELD SINCE
--------------------------------------------------------------------------------
Kelly Hickel                 62     Chairman                 February  2001
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Richard P. Rifenburgh        72     Vice-Chairman            July  2001
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Winston "Buzz" Willis        58     Director                 November  2002
--------------------------------------------------------------------------------

KELLY T. HICKEL was appointed as our Chairman in February 2001. From May 1999 until we merged with iball Media, Inc. in July 2001, he has served as the Chairman and Chief Executive Officer of iball Media, Inc. Mr. Hickel was also the turn-around President to Miniscribe Corp., a troubled Fortune 500 disk drive manufacturer, from 1989 to 1990. Mr. Hickel has been building products and services based on the Internet since 1981. He was the President of the Maxwell Technology Information Systems Group from 1993 until 1997. Mr. Hickel was the Chairman of ELS, a telecommunications company, from May 1997 until May 1999, when he was the Chairman of Interstate Services, a real estate services company. Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science.

RICHARD P. RIFENBURGH has served as our Vice Chairman since July 2001. He has served as Chairman of the Board of Moval Management Corporation since 1968. Moval Management Corporation is a management consulting firm that specializes in restoring companies in financial distress. From February 1989 until May 1991 Mr. Rifenburgh served as Chairman of the Board and Chief Executive Officer of Miniscribe Corporation, a publicly-held holding company and manufacturer of computer disc drives. From 1987 to 1990 he was a General Partner at Hambrecht and Quist Venture Partners, a venture capital organization. From 1988 to 1990 he was Chairman of the Board and Chief Executive Officer of Ironstone Group, Inc., and a publicly-held company. From 1996 to 2002 he served on the Board of Directors of Tristar Corporation, a publicly-held manufacturer of cosmetics and fragrances that filed for bankruptcy in 2001. From 1992 to 2001 Mr. Rifenburgh served as a director of Concurrent Computer Corporation, which is a publicly reporting company. Mr. Rifenburgh is also Chairman of the Board of Directors of St. George Crystal Ltd., a major manufacturer of fine quality crystal products.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Person") to file reports of initial ownership, ownership and changes in ownership of the common stock with the Securities and Exchange Commission within certain time periods and to furnish us with copies of all such reports. We are in the process of reviewing the record ownership of certain Reporting Persons and believe that certain Reporting Persons will be required to file reports once we have finished this process.

AUDIT COMMITTEE FINANCIAL EXPERT

The Securities Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an "audit committee financial expert" serving on its audit committee. Our board of directors has not yet established an audit committee. As such, our board has not yet appointed an audit committee financial expert. At this time, our board of directors believes it would be desirable to have an audit committee, and for the audit committee to have an audit committee financial expert serving on the committee. At this time, we do not believe we have adequate funding to require such a committee, and therefore, no formal search process has commenced.

CODE OF ETHICS

We have not yet adopted a Code of Ethics, but are consulting with counsel and beginning the process of adopting a code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation awarded to, earned by or paid by Paradise or its subsidiaries during each of the last three fiscal years to Kelly Hickel, our current Chairman.


                           ANNUAL COMPENSATION                LONG TERM COMPENSATION AWARDS
                          ---------------------              ------------------------------
NAME/PRINCIPAL POSITION  YEAR      SALARY ($)   BONUS ($)       RESTRICTED     SECURITIES      ALL OTHER
                                                                STOCK AWARDS   UNDERLYING      COMPENSATION
                                                                               OPTIONS
Kelly Hickel (1)         2001      $90,579      ---             ---            ---             ---
Chairman since           2002      ---          ---             ---            ---             $53,915
February 2001            2003      ---          ---             ---            ---             $45,095

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

Outside Directors are entitled to receive compensation in the amount of $18,000 per annum, 100% payable in stock. Such amounts are payable quarterly in arrears. For the fiscal period ended December 31, 2003, persons who were Outside Directors during such fiscal year did not receive any shares of common stock.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 28, 2004 regarding the share ownership of the company by (i) each person who is known to us to be the record or beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each named executive officer; and (iii) all directors and executive officers as a group.

------------------------------------------------------------------------------------------------------------------------
        NAME AND ADDRESS OF BENEFICIAL OWNER (1)          AMOUNT AND NATURE OF BENEFICIAL     % OF OUTSTANDING SHARES
                                                                   OWNERSHIP (2)                      OWNED (3)
------------------------------------------------------------------------------------------------------------------------
NAMED EXECUTIVE OFFICER AND DIRECTORS:
------------------------------------------------------------------------------------------------------------------------
Kelly Hickel                                                        3,039,702(4)                        5.2%
------------------------------------------------------------------------------------------------------------------------
Richard Rifenburgh                                                  1,370,062(5)                        2.3%
------------------------------------------------------------------------------------------------------------------------
Julia M. Belden                                                     4,500,000(6)                        7.7%
------------------------------------------------------------------------------------------------------------------------
Winston Willis                                                      3,250,000                           5.5%
------------------------------------------------------------------------------------------------------------------------
ALL NAMED EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP              12,159,764                          20.7%
(4 PERSONS)
------------------------------------------------------------------------------------------------------------------------
BENEFICIAL OWNERS IN EXCESS OF 5% (OTHER THAN NAMED
EXECUTIVE OFFICERS AND DIRECTORS):
------------------------------------------------------------------------------------------------------------------------
Porter Capital Corporation                                         7,125,000 (7)                       12.2%
------------------------------------------------------------------------------------------------------------------------
Hickel Living Trust                                                9,374,869 (8)                       16.0%
------------------------------------------------------------------------------------------------------------------------

(1) The address of each beneficial owner identified is c/o Paradise Music & Entertainment, Inc., 122 East 42nd Street, New York, NY 10168, except for
(i)Porter Capital Corporation, which is 2112 First Avenue North, Birmingham, AL 10168.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of June 28, 2004 upon the exercise of options, warrants or convertible securities.

(3) Each beneficial owner's percentage ownership is determined by assuming (i) that options, warrants or convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days of June 28, 2004 have been exercised and converted, and (ii) 58,496,358 shares of common stock were outstanding, before any consideration is given to such options, warrants or convertible securities.

(4) Includes 1,450,000 shares issued in 2004. These shares were approved for issuance on April 9, 2002.

(5) Includes 1,000,000 shares issued in 2004. These shares were approved for issuance on October 4, 2003.

(6) Includes 1,000,000 shares issued in 2004. These shares were approved for issuance on October 4, 2003.

(7) Includes securities held by Porter Capital Corporation (PCC) as follows: (i) common stock, (ii) warrants to purchase 275,000 shares of common stock at a price of $.05 per share, (iii) warrants to purchase 500,000 shares of common stock at a price of $.02 per share, and (iv) warrants to purchase 500,000 shares of common stock at a price of $0.002 per share. This amount also includes 4,000,000 shares which PCC had the right to acquire in 2002 but which were not issued until 2004.

(8) Includes 7,700,000 shares issued in 2004. These shares were approved for issuance on April 9, 2002.

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

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number                            Description
--------------------------------------------------------------------------------

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

        (2) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 15, 2001.


(b) Reports on Form 8-K

                                      None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, State of New York on August 9, 2004.

                                           PARADISE MUSIC & ENTERTAINMENT, INC.


                                            By:     /s/ Kelly T. Hickel
                                                    ----------------------
                                                    Kelly T. Hickel, Chairman

In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates below.

        Signature                Title                            Date

/s/ Kelly T. Hickel              Chairman of the Board            August 9, 2004
-------------------
Kelly T. Hickel


/s/ Richard P. Rifenburgh        Vice Chairman                    August 9, 2004
-------------------------
Richard P. Rifenburgh


/s/ Winston Willis               Director                         August 9, 2004
------------------
Winston Willis

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

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET                                            F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                 F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                       F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7 - F-14

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANT


Board of Directors and Stockholders
Paradise Music and Entertainment, Inc.


We have audited the balance sheet of Paradise Music and Entertainment, Inc. as of December 31, 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Paradise Music and Entertainment, Inc. as of December 31, 2003, and the results of its operations and cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has substantial deficits of stockholders' equity and working capital, which raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           James E. Scheifley & Associates, P.C.
                                           Certified Public Accountants

Dillon, Colorado
July 30, 2004

                      Paradise Music & Entertainment, Inc.
                           Consolidated Balance Sheet
                             As of December 31, 2003

                                     ASSETS

Current assets:
  Cash                                                    $               5,099
                                                         ----------------------

      Total current assets                                $               5,099
                                                         ======================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable - bank                                    $             300,000
  Accounts payable                                                    1,493,631
  Notes payable - iball                                                 305,250
  Bridge Loans                                                          150,000
  Mezzanine Loans                                                       100,000
  Accrued Interest                                                      165,252
  Accrued wages                                                         199,747
  Accrued taxes                                                          90,269
  Accrued Expenses - Restructure                                         72,619
 Net liabilities of discontinued operations                           4,625,114
                                                          ---------------------
      Total current liabilities                                       7,501,882


Stockholders' equity:
 Preferred stock, $.01 par value,
  5,000,000 shares authorized                                                 -
 Common stock, $.01 par value,
  75,000,000 shares authorized,
  40,096,358 shares issued and outstanding                              400,964
  Common Stock to be issued                                             200,000
 Additional paid-in capital                                          26,915,402
Accumulated (deficit)                                               (35,013,149)
                                                          ---------------------
                                                                     (7,496,783)
                                                          $               5,099


                 See accompanying notes to financial statements.

                      Paradise Music & Entertainment, Inc.
                            Statements of Operations
                     Years Ended December 31, 2003 and 2002



                                                                                        December 31,
                                                                              2003                        2002
                                                                             -----                        ----
Revenue                                                                    $         --            $    162,650
Operating expenses
  Cost of sales                                                                      --                      --
  Marketing, selling, general and administrative                                  7,218               1,794,879
  Impairment of fixed assets, goodwill and other intangibles                         --                   3,455
                                                                           ------------            ------------
Total operating expenses                                                          7,218               1,798,334
                                                                           ------------            ------------
(Loss) from continuing operations                                                (7,218)             (1,635,684)

Other (income) and expense
  Interest expense                                                               89,985                 225,485
  Interest (income)                                                                  --                      --
  Other expenses                                                                     --                      --
                                                                           ------------            ------------
                                                                                 89,985                 225,485

(Loss) before income taxes, discontinued operations and
 extraordinary item                                                             (97,202)             (1,861,169)
Provision for income taxes                                                           --                     160
                                                                           ------------            ------------
(Loss) before discontinued operations and
 extraordinary item                                                             (97,202)             (1,861,329)
                                                                           ------------            ------------
Income (loss) from discontinued operations                                           --                  16,956
                                                                           ------------            ------------
(Loss) before extraordinary item                                                (97,202)             (1,844,373)
                                                                           ------------            ------------
 Net (loss)                                                                $    (97,202)           $ (1,844,373)
                                                                           ============            ============

 Basic and diluted (loss) per share
   Before discontinued operations and extraordinary item                   $    (0.0024)           $      (0.06)
  Discontinued operations                                                            --                    0.00
  Extraordinary item                                                                 --                      --
                                                                           ------------            ------------
                                                                           $    (0.0024)           $      (0.06)
                                                                           ============            ============
 Weighted average shares outstanding                                         40,096,358              30,110,161
                                                                           ============            ============

                See accompanying notes to financial statements.

                      Paradise Music & Entertainment, Inc.
            Consolidated Statement of Changes in Stockholders' Equity
                     Years Ended December 31, 2003 and 2002



                                                                          Additional       Common
                                                 Common       Stock        Paid -in        Stock       Accumulated
                 ACTIVITY                        Shares      Amount        Capital      Subscriptions     Deficit         Total

 Balance, January 1, 2002                     25,464,339       254,643      26,716,247            --    (33,071,570)     (6,100,680)


Issuance of stock and warrants for
acquisition                                      138,212         1,382           2,073                                        3,455


Common Stock to be issued                                                                    200,000                        200,000


Issuance of stock for debt cancellation        1,600,000        16,000          64,000                                       80,000


Issuance of stock for services                 9,043,807        90,438          90,502                                      180,940


Compensation value of warrants issued                                           65,013                                       65,013
 for services and long-term financing


Net (loss) for the year                               --            --              --            --     (1,844,373)     (1,844,373)
                                           -------------   -----------     -----------  ------------    -----------     -----------

 Balance, December 31, 2002                   36,246,358       362,463      26,937,834       200,000    (34,915,943)     (7,415,645)
                                           =============   ===========     ===========  ============    ===========     ===========



Issuance of stock for services                 3,850,000        38,500         (23,100)                                      15,400
 previously accrued


Compensation value of warrants                                                     667                                          667
 issued for financing

Net (loss) for the year                               --            --              --            --        (97,202)        (97,202)
                                           -------------   -----------     -----------  ------------    -----------     -----------
 Balance, December 31, 2003                   40,096,358       400,963      26,915,401       200,000    (35,013,145)     (7,496,781)





                See accompanying notes to financial statements.

                      Paradise Music & Entertainment, Inc.
                            Statements of Cash Flows
                     Years Ended December 31, 2003 and 2002



                                                                                                  December 31,
                                                                                         2003                     2002
                                                                                         ----                     ----
Net (loss)                                                                              $   (97,205)       $(1,844,373)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:

   Depreciation and amortization                                                                 --                 --
   Non-cash consulting expense in connection with warrants

   Provision for returns                                                                         --                 --
   Common stock issued for services                                                             667            329,408
   Stock Subscriptions                                                                                         200,000
   Rent Deposit Expensed                                                                                        10,285

   Impairments and losses arising from discontinued  operations                                                  6,829
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable
    Increase (decrease) in accounts payable                                                 (87,133)           507,940
    Increase (decrease) in accrued expenses                                                  38,097            549,138
                                                                                        -----------        -----------
       Total adjustments                                                                    (48,307)         1,603,600
                                                                                        -----------        -----------
  Net cash (used in)
   operating activities                                                                    (145,574)          (240,773)
                                                                                        -----------        -----------
Cash flows from investing activities:
   Acquisition of plant and equipment                                                            --                 --
   Acquisition costs net of cash acquired
Net cash (used in) investing activities                                                          --                 --
                                                                                        -----------        -----------
Cash flows from financing activities:
   Proceeds from bank borrowings                                                             23,692            110,744
   Proceeds from loans                                                                      110,000            140,000
   Repayment of notes and line of credit                                                         --                 --
   Repayment of shareholder loans                                                                --                 --
                                                                                        -----------        -----------
  Net cash provided by
   financing activities                                                                     133,692            250,744
                                                                                        -----------        -----------
Increase (decrease) in cash                                                                 (11,882)             9,971
Cash and cash equivalents,
 beginning of period                                                                         16,981              7,010
                                                                                        -----------        -----------
Cash and cash equivalents,
 end of period                                                                          $     5,099        $    16,981
                                                                                        ===========        ===========
Supplemental cash flow information:
     Cash paid for interest
     Cash paid for income taxes

Non-cash financing activities
     Conversion of Liabilities into common stock subscriptions                                             $   200,000
     Options, warrants and stock granted for services                                  $        667        $   329,408
     Net assets acquired for stock and warrants


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------
Principles of Consolidation - The consolidated financial statements include the accounts of Paradise and its wholly-owned subsidiaries, iball Media, Events, All Access, PDSE Records, Push Records, PDSE Digital, Rave, Picture Vision, Straw Dogs and Shelter Films (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. In 2001, the Company discontinued operations in all the subsidiaries except for All Access Entertainment Management Group, Inc.

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

Stock Warrants - Stock warrants issued for goods and services are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Warrants that are Issued to other than Employees for Acquisition, or in Conjunction with Selling Goods and Services. Accordingly warrants subject to vesting based on performance, will be valued each reporting period until vested. The portion of the value related to the completed term of the related agreement is expensed, and the remaining non-cash deferred consulting expense is amortized over the remaining term of the agreement. The value of such related warrants was subject to adjustment until such time that the warrant was nonforfeitable, fully vested and exercisable. All warrants issued as consideration for goods or services, either were fully vested or cancelled as of December 31, 2003.

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

Loss Per Common Share - Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for all periods presented. Unexercised stock options and warrants to purchase 2,656,070 shares at December 31, 2003 and 4,354,012 shares at December 31, 2002, of the Company's common stock were not included in the computations of diluted earnings per common share because their effect would have been antidilutive as a result of the Company's losses.

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

New accounting pronouncements - In May 2003, the FASB issued Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within the scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have an impact on its financial position or operating results.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 or hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have an impact on its financial position or operating results.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

3. CONTINUED OPERATIONS:
   --------------------
For the years ended December 31, 2003, and December 31, 2002, the Company had net losses of $97,202 and $1,844,000, respectively. The Company's strategy is to focus on festivals and events in a global branding strategy, and while there has been some progress made on the implementation of this relatively new strategy, the strategy is still in its infancy and the Company has generated limited revenues from it. The Company presently has limited credit facilities and is in default on several loan instruments, however as discussed in Note 12, some additional financing has been obtained subsequent to year-end 2003. All of the above factors raise substantial doubt about our ability to continue as a going concern.

4. DEBT:
   ----
Financing Agreement - On April 25, 2001, the Company entered into a commercial financing agreement with Porter Capital Corporation (PCC). The agreement provides that the Company sell, transfer, set over and assign certain invoices and accounts receivable to the lender, with recourse. The credit facility provides for maximum revolving borrowings up to $1,500,000. Borrowings under this facility are based on a funding formula and, in addition to the accounts receivable and invoices are collateralized by all of the Company's remaining assets. As of December 31, 2003 approximately $300,000 was the outstanding advance balance. Advances from the lender bear interest at the higher of 10.5% per annum or the prime rate plus 2.50%.

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

See Note 12 for terms of additional borrowings from the lender subsequent to December 31, 2003.

On December 1, 2003, one private investor who had loaned the Company money in April, 2002, loaned an additional $14,500 to the Company. The warrants on the April 2002 loan were increased to 500,000 shares and the exercise price reduced to $0.002 per share.

Notes Payable - Notes payable totaling $305,205 are past due and in default. The notes currently bear a default interest rate of 15%.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
   -------------------------------------
At December 31, 2003, accounts payable and accrued expenses for continuing operations consist of the following:

        Accounts Payable                            $  1,493,631
        Accrued Interest (other than PCC)                165,252
        Accrued Wages and Taxes                          290,016
        Accrued Expenses - restructure                    72,619
                                                    ------------
                                                    $  2,021,518

Regarding the Accrued Expenses for Restructure, the Company anticipated the totals costs through Fiscal Year 2003 required to complete the financial and operational restructuring necessary to move from its past focus on the Consolidated Entertainment Company to its future focus as a provider of narrowly focused marketing and entertainment musical events. These expenses were reflected in Fiscal Year 2002. The Company believes that these accruals represent the total costs necessary to accomplish that objective in a manner consistent with Generally Accepted Accounting Principles (GAAP).

6. INCOME TAXES:
   ------------
The Company accounts for income taxes under SFAS 109, which requires the use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

     Income tax provision at the federal statutory rate             34%
     Effect of operating losses                                    (34%)
                                                                   ----
                                                                    --
                                                                   ====

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $21,100,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2023. The deferred tax asset of approximately $7,175,000 relating to the operating loss carryforward has been fully reserved at December 31, 2003. The reserve increased by approximately $35,000 during fiscal year ending December 31, 2003.

7. COMMITMENTS AND CONTINGENCIES:
   -----------------------------
We have been a party to several legal proceedings:

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

     o Several vendors obtained judgments against us from New York Courts in the aggregate amount of approximately $60,000 for unpaid fees. These charges have been provided for in the liabilities for discontinued operations section on the balance sheet. The Company has no further information regarding these proceedings.

     o On August 13, 2001, 8330 West Third Street, LLC filed a complaint against Straw dogs, Inc, a subsidiary of the Company, in the Superior Court of California, County of Los Angeles, alleging that Straw Dogs breached various obligations under its lease dated August 1, 1998. The suit seeks damages, including but not limited to past due rent, in the amount of approximately $59,000, attorneys fees, and certain other fees and taxes. These charges have been provided for in the liabilities for discontinued operations section on the balance sheet for fiscal year 2001. No further action has been taken by the plaintiff.

Settlement of any outstanding claim may be predicated on our ability to secure capital funding. Unfavorable resolution of these claims is likely to have a material adverse impact on our financial condition. If a judgment is entered against us with respect to one or more of these claims, it may be unlikely that we will be able to pay such judgment.

The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company's common stock valued on the last day of the applicable quarter. The Company has also agreed to pay the Vice Chairman $166,500 per year. The Company has agreed to pay the Chairman $250,000 per year. The Company has not been able to make these payments.

8. STOCKHOLDERS' EQUITY:
   --------------------
During 2003, 3,850,000 shares of common stock were issued to consultants for services rendered in 2002. The expense for these shares was valued at $15,400 and was accrued in operations for fiscal year 2002. Subsequent to December 31, 2003, and through June 28, 2004, 10,650,000 shares of common stock were issued to consultants for services that had been accrued in 2002 as part of the Company's restructuring plan. An additional 3,750,000 shares of common stock were issued during this period to consultants for services performed in 2004. These additional shares were valued at approximately $50,000, and this amount has been recorded in operations for fiscal year 2004. In 2004, 4,000,000 shares of common stock were issued to Porter Capital Corporation. These shares were authorized and the expense was accounted for in fiscal year 2002.

9. STOCK OPTIONS:
   -------------
On October 8, 1996, the Board of Directors adopted and the stockholders approved the Option Plan. The Option Plan provides for the granting of incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-qualified stock options ("NQSOs") and/or Stock Appreciation Rights (SARs) to certain directors, agents and employees of, and consultants to the Company. The purpose of the Option Plan is to attract and retain exemplary employees, agents, consultants and directors. Options and SARs granted under the Option Plan may not be exercisable for terms in excess of 10 years from the date of grant. In addition, no options or SARs may be granted under the Option Plan later than 10 years after the Option Plan's effective date. The total number of shares of Common Stock with respect to which options and SARs will be granted under the Option Plan is 3,000,000. The shares subject to and available under the Option Plan may consist, in whole or in part, of authorized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option or SAR that terminates, expires or lapses for any reason, and any shares purchased pursuant to an option and subsequently repurchased by the Company pursuant to the terms of the option, shall again be available for grant under the Option Plan. As part of the Option Plan, the Board of Directors set aside for Outside Directors an aggregate of 100,000 stock options to eligible directors of the Company. Each eligible director receives 5,000 stock options per annum, subject to adjustment, for his services on the Board on each July 1. The options are exercisable at the fair market value of the common stock on the last date preceding the date of grant. The maximum term of the stock options is 5 years and the stock options may be exercised at any time for a period of 5 years after the date of grant.

The activity in the Option Plan is as follows:


                                                        Exercise Price
                                             Number of Options   Per Share Range
                                             -----------------   ---------------
 Balances outstanding January 1, 2002           2,782,692         0.25 - 6.00
           Granted                                  - 0 -             n/a
           Cancelled                              828,500         4.03 - 5.25
                                                ----------        -----------

  Balances outstanding Dec. 31, 2002            1,954,192         0.25 - 6.00
           Granted                                  - 0 -             n/a
           Cancelled                              610,192         0.25 - 3.00
                                                ---------         -----------
  Balances outstanding Dec 31, 2003             1,344,000         1.00 - 5.00


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

                                                        For the Years
                                                      Ended December 31,
                                           -------------------------------------
                                                2003                  2002
                                           --------------      -----------------
      Net Loss:
          As reported                      $  (97,202)          $    (1,837,737)
          Pro forma                           (97,202)               (1,837,737)

 Basic and diluted loss per common share:

                                                        For the Years
                                                      Ended December 31,
                                           -------------------------------------
                                                2003                  2002
                                           -------------------------------------

          As reported                      $  (0.0024)           $  (0.06)
          Pro forma                           (0.0024)              (0.06)

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for grants:

                                                      For the Years
                                                     Ended December 31,
                                           -------------------------------------
                                               2003                   2002
                                           -------------------------------------
          Volatility                           n/a                     n/a
          Interest rate                        n/a                     n/a
          Dividends                            n/a                     n/a
          Expected term                        n/a                     n/a


10. STOCK WARRANTS:
    --------------

 The following table summarizes common stock warrant activity:


                                                                      Exercise
                                                    Shares             Prices
                                                 --------------      -----------
Warrants outstanding as of January 1, 2002          3,251,198
         Granted                                    1,750,250        0.02 - 0.05
         Cancelled                                    629,672        1.25 - 4.00
                                                 -------------      ------------

Warrants outstanding as of December 31, 2002        4,389,635        0.02 - 3.00
         Granted                                      333,250        0.002
         Cancelled                                  1,338,859        1.06 - 3.00
                                                   -------------    ------------
Warrants outstanding as of December 31, 2003        3,384,026       0.002 - 2.61

11. GOING CONCERN STATUS - FUTURE OPERATIONS
    ----------------------------------------
The Company discontinued substantially all of its operations during 2002 and is attempting to reorganize its ongoing operations to attain profitability. Since its inception, the Company has not been operated profitably. As shown in the accompanying financial statements, the company has incurred net operating losses of $97,202 and $1,844,373 for the years ended December 31, 2003 and 2002, respectively.

The Company has a stockholders' deficit of $7,496,783 and a working capital deficiency of $7,496,783 at December 31, 2003. There can be no assurance that commercial viability can be demonstrated for the Company's products and services, and there can be no assurance that the Company will ever achieve profitability on a sustained basis, if at all.

The Company's status as a going concern is dependent on its ability to successfully implement a marketing plan and generate sufficient revenues to operate on a profitable basis, continued financial support by officers and major shareholders and raising of additional funds for working capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


12. SUBSEQUENT EVENTS:
    -----------------

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

Executive Officers

On January 2, 2004, the Board of Directors ratified the appointment of Julia M. Belden as Secretary of the Corporation and Chief Financial Officer. The Company has agreed to pay the Secretary $120,000 per year. The Company has been unable to make this payment.