Form 10QSB
period 2004-03-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2005-01-24
CIK 1024464

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2004

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _____________________

Commission file number           1-12635

PARADISE MUSIC & ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3906452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street, New York, New York	10168
(Address of principal executive offices)	(Zip Code)

(888) 565-3259
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes ☐ No ☒

At May 11, 2004, the Issuer had 58,496,358 shares of Common Stock, $.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format   Yes ☐ No ☒

	PARADISE MUSIC & ENTERTAINMENT, INC. AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION	PAGE

Item 1	Financial Statements

	Condensed Consolidated Balance Sheet as of March 31, 2004 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-8

Item 2	Management's Discussion and Analysis of Financial Condition And Results of Operations	9-10

Item 3	Controls and Procedures	11

	(a) Disclosure Controls and Procedures

	(b) Internal Controls

PART II	- OTHER INFORMATION

Item 1	Legal Proceedings	11

Item 6	Exhibits and Reports on Form 8-K	12-13

	(a) Exhibits

	31 Certification Pursuant to Rule 13a-14a of Kelly T. Hickel
	32 Certification of Kelly T. Hickel

	(b) Reports on Form 8-K

	None.

PART I – FINANCIAL INFORMATION

PARADISE MUSIC & ENTERTAINMENT, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2004

(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$ 7,937

Total current assets		$ 7,937

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses		$ 7,528,142

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, authorized 5,000,000 shares, none issued	--
Common stock, $.01 par value, authorized 75,000,000 shares, issued and outstanding 40,096,358 shares	400,964
Capital in excess of par value	26,915,402
Note receivable, stockholder	200,000
Accumulated deficit	(35,036,571)

Total stockholders' equity		(7,520,206)

		$ 7,937

See accompanying notes to condensed consolidated financial statements.

PARADISE MUSIC & ENTERTAINMENT, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2004	2003

REVENUES	$ 0	$ 0

OPERATING EXPENSES
Marketing, selling, general and administrative	924	2,171

Total operating expenses	924	2,171

LOSS FROM OPERATIONS	(924)	(2,171)

INTEREST EXPENSE (INCOME), NET	22,499	27,160

NET LOSS	$ (23,423)	$(29,331)

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.0006)	$(0.0007)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN COMPUTING BASIC AND DILUTED LOSS PER COMMON SHARE	39,811,563	39,811,563

See accompanying notes to condensed consolidated financial statements.

PARADISE MUSIC & ENTERTAINMENT, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (23,422)	$ (29,331)

Adjustments to reconcile to net loss to net cash used in operating activities:

Common Stock issued for services		15,399

Changes in operating Assets and Liabilities:
Accounts Payable	(27,077)	53,072
Accrued Expenses	7,837	(79,803)

NET CASH USED IN OPERATING ACTIVITIES	(42,662)	(40,663)

CASH FLOWS FROM INVESTING ACTIVITIES:	--	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	45,500	23,692

NET CASH PROVIDED BY FINANCING ACTIVITIES	45,500	23,692

NET INCREASE (DECREASE) IN CASH	2,838	(16,971)

CASH, beginning of period	5,099	16,981

CASH, end of period	$ 7,937	$ 10

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and subsidiaries (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations for interim periods.  Certain information and footnote disclosures have been omitted pursuant to such rules and regulations.  It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report for the period ended December 31, 2003 on Form 10-KSB.

2.   ORGANIZATION AND NATURE OF OPERATIONS:

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

The Company markets sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients.  The Company has agreed to produce two events for not-for-profit organizations. The Company is currently in negotiations for a number of festivals and music events for the 2005 season, with contracts with a number of global brand companies currently being negotiated.

3.  COMMITMENTS AND CONTINGENCIES:

We have, historically, been a party to several legal proceedings:

•          Several vendors obtained judgments against us from New York Courts in the aggregate amount of approximately $60,000 for unpaid fees. These charges have been provided for in the liabilities for discontinued operations section on the balance sheet.  The Company has no further information regarding these proceedings.

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

4.  GOING CONCERN STATUS - FUTURE OPERATIONS

As of March 31, 2004 the Company has an accumulated deficit of $35,036,571. The Company's strategy has been to focus on festivals and events in a global branding strategy, and while there has been some progress made on the implementation of this relatively new strategy, the strategy is still in its infancy and the Company has generated limited revenues from it.  See Subsequent Events for an update on the Company’s strategy. The Company presently has limited credit facilities and is in default on several loan instruments, however, as discussed in Note 5, some additional financing has been obtained subsequent to year-end 2003.  All of the above factors raise substantial doubt about our ability to continue as a going concern.

The Company discontinued substantially all of its operations during 2002 and is attempting to reorganize its ongoing operations to attain profitability. Since its inception, the Company has not been operated profitably.  The Company had a stockholders’ deficit of $7, 520,206 at March 31, 2004. There can be no assurance that commercial viability can be demonstrated for the Company’s products and services, and there can be no assurance that the Company will ever achieve profitability on a sustained basis, if at all.

The Company's status as a going concern is dependent on its ability to implement a successful marketing plan and to generate sufficient revenues to operate on a profitable basis, along with continued financial support by officers and major shareholders, and the raising of additional funds for working capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

5.  SUBSEQUENT EVENTS:

New Porter Capital Loans

On April 12, 2004, PCC agreed to extend to Paradise a line of credit in the amount of five million dollars upon its normal business terms for accounts receivable financing for the purposes of acquisitions by Paradise.

On April 12, 2004, Porter Capital Corporation agreed to provide $40,000 as a secured loan for two years at an interest rate of 10% per annum. The interest is payable quarterly in arrears, in cash or stock, at the lenders option. PCC will receive warrants to purchase 500,000 shares of the company’s stock at an exercise price of $0.002 per share. The warrants expire four years from the date of issuance. This loan was provided for the company’s working capital needs. All of these funds have already been advanced to the Company. The money provided under this loan has been used to bring the Company’s filings forward, advance the new business strategy, and locate an appropriate acquisition candidate under the new strategy.

On April 12, 2004, MME, Inc. (MME) agreed to provide $80,000 as a secured loan for two years at an interest rate of 10% per annum. The interest is payable quarterly in arrears, in cash or stock, at the lenders option.  PCC will receive warrants to purchase 1,000,000 shares of the company’s stock at an exercise price of $0.002 per share. The warrants expire four years from the date of issuance. This loan was provided for the company’s working capital needs and the funds were received and used to bring the Company’s filings forward, advance the new business strategy, and locate an appropriate acquisition candidate under the new strategy. The obligations created under this agreement have been forgiven and released in their entirety and no repayment or warrant obligations exist.  See note below.

On April 12, 2004, MME, Inc. agreed to provide up to an additional $880,000 as a secured loan for two years at an interest rate of 10% per annum. The interest is payable quarterly in arrears, in cash or stock, at the lenders option.  MME, Inc. will receive warrants to purchase 1,000,000 shares of the company’s stock at an exercise price of $0.002 per share. The warrants expire four years from the date of issuance. This loan is being provided for the company’s working capital needs and to fund acquisitions for Paradise. These funds have not been either received or used, the warrants have not been issued and all obligations under the agreement have been cancelled and/or forgiven by both parties.

On September 7, 2004, MME and it’s affiliates entered into a blanket Release Agreement dissolving the relationships of the two partners comprising the entity and its affiliates. PDSE was asked to be a party to the Release Agreement and, as a result, the funds advanced or agreed to be advanced from MME, Inc and affiliate parties were signatories to the mutual Release Agreement wherein the Company agreed to waive all further obligations by MME due to the Company, in exchange for MME waiving all notes, warrants and obligations by the Company due to MME. The Company’s third quarter financials record debt forgiveness income as a result of the forgiving by MME, and affiliates, of the $80,000 secured loan as part and parcel of the Release Agreement.

PDSE signed a Letter of Intent to acquire Environmental Testing Laboratories, Inc. (ETL) on October 20, 2004.   ETL is currently an operating unit of The Tyree Organization, Ltd. (Tyree.) Tyree has had 74 years experience in the petroleum equipment maintenance, environmental and environmental testing businesses. PDSE intends to acquire the assets of ETL in exchange for a note and 280,000 preferred shares of PDSE, which will be used to underwrite the payment of those notes. The Preferred shares will be convertible to 2,800,000 common shares at a value of $1.00 each. Upon conversion, at that value, the Preferred Shares will liquidate the note to the Tyree selling shareholders. ETL currently produces over $3,000,000 in annual revenue and is marginally profitable. In fiscal year 2003, ETL’s revenue was $3,800,000 with a loss of $260,000.  Since Tyree will continue to be a major customer of ETL after its sale to PDSE, PDSE has asked for and Tyree has agreed to pricing Tyree’s use of ETL’s services to ensure that ETL makes a net profit of 10% before taxes.

PDSE is launching a new strategy in order to maximize the opportunity for growing the Company into a profitable operating company. That strategy is to acquire companies that are, or can be, operated profitability in two vertical business areas: Services and Manufacturing. PDSE management has operated manufacturing and service companies in a variety of fields for over 35 years.

PDSE is pursuing acquisitions in the following vertical industry segments:

                SERVICES:

                                Gasoline service station pump and tank repair and services.

                                Environmental Testing

                                Environmental Remediation and construction

                MANUFACTURING

Product lines and companies that have a quantifiable market upside opportunity

We believe this strategy maximizes the acquired core assets because of its simplicity.  We are not delivering perishable goods or fashion that changes quarterly - we are delivering services and/or products.  It is simple for the customer, employee and management to execute.

In these scenarios, PDSE expects to attain an increase in the operational performance and the asset utilization of the acquired entities via both horizontal and vertical expansion.  In each scenario, PDSE plans to increase its revenues while holding overhead and capitalization costs to a minimum by integrating back office, front office and field systems, routes and personnel.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Paradise Music & Entertainment, Inc. (PDSE) is a music and entertainment company focused on partnering with other companies to build their brands.  We utilize music and events to marry marketing, technology and entertainment to connect our customers with their consumers.  Our strategy has been to market sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients.  As discussed in the subsequent events section above, the company is launching a new acquisition strategy as well as pursuing the existing entertainment strategy.

Prior to 2002, we discontinued all our other operating areas to focus on our core business, as described above.  Consequently, we have a very limited history with respect to our current business operations.  During 2003 and 2004, our main focus has been on reestablishing compliance with SEC reporting obligations, implementing new accounting controls and procedures, and settling litigation.  We now focus on music events, an area that incorporates our core competencies.   In the remainder of 2004 and in 2005, our focus will be, in addition to developing our existing entertainment strategy, to acquiring one or more profitable companies in the two vertical markets of manufacturing and services. While there can be no assurance of our success, a number of discussions are under way that management hopes to result in future acquisition. We currently have one remaining operating subsidiary, All Access Entertainment Management Group, Inc., through which we conduct our music events, and managed by Mr. Winston (Buzz) Willis.  In order to grow, Paradise will need to raise additional financing and maintain or develop cash flow to support its business.  There can be no assurance that such financing can be obtained on terms acceptable to the Company.

Developments Subsequent to Quarter End

Subsequent to the period covered by this Quarterly Report on Form 10-QSB, we have expanded our intended business focus.  PDSE is launching a new strategy in order to maximize the opportunity for growing the Company into a profitable operating company. That strategy is to acquire companies that are, or can be, operated profitability in two vertical business areas: Services and Manufacturing.  PDSE management has operated manufacturing and service companies in a variety of fields for over 35 years.

PDSE is pursuing acquisitions in the following vertical industry segments:

                SERVICES:

                                Gasoline service station pump and tank repair and services.

                                Environmental Testing

                                Environmental Remediation and Construction

                MANUFACTURING

Product lines and companies that have a quantifiable market upside opportunity

We believe this strategy maximizes the acquired core assets because of its simplicity. We are not delivering perishables or fashion that changes quarterly – we are delivering service and/or products. It is simple for the customer, employee and management to execute.

In these scenarios, PDSE expects to attain an increase in the operational performance and the asset utilization of the acquired entities via both horizontal and vertical expansion. In each scenario, PDSE is increasing its revenues while holding overhead and capitalization costs to a minimum by integrating back office, front office and field systems, routes and personnel.

First acquisition:

PDSE signed a Letter of Intent to acquire Environmental Testing Laboratories, Inc. (ETL) on October 20, 2004.   ETL is currently an operating unit of The Tyree Organization, Ltd. (Tyree.) Tyree has had 74 years experience in the petroleum equipment maintenance, environmental and environmental testing businesses. PDSE intends to acquire the assets of ETL in exchange for a note and 280,000 preferred shares of PDSE, which will be used to underwrite the payment of those notes. The Preferred shares will be convertible to 2,800,000 common shares at a value of $1.00 each. Upon conversion, at that value, the Preferred Shares will liquidate the note to the Tyree selling shareholders. ETL currently produces over $3,000,000 in annual revenue and is marginally profitable. In fiscal year 2003, ETL’s revenue was $3,800,000 with a loss of $260,000.  Since Tyree will continue to be a major customer of ETL after its sale to PDSE, PDSE has asked for and Tyree has agreed to price Tyree’s use of ETL’s services to ensure that ETL makes a net profit of 10% before taxes.

Other transactions are contemplated in the future and at least one additional acquisition is in the discussion stage.

PDSE plans to continue to pursue the current and additional entertainment industry projects and acquisitions. This effort is managed by Winston (Buzz) Willis and is expected to produce results in 2005.  We cannot be certain, however, that our projects in this or any other area will be profitable.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003.

The net loss was $23,422 for the three months ended March 31, 2004 compared to $29,331 for the three months ended March 31, 2003.  Paradise's marketing, selling, general and administrative expenses decreased to $924 for the three months ended March 31, 2004 from $2,171 for the three months ended March 31, 2003, a decrease of $1,247.  The net losses were comprised of interest and office expenses.  There was no revenue for either period.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2004 was $42,662.

Net cash provided by financing activities for the three months ended March 31, 2004 was $45,500, provided by private investor loans.

There was no cash activity from investing activities for the three months ended March 31, 2004.

The Porter credit facility has not, to this date, been drawn down. It is expected that, when complete, the acquisition of ETL will include financing of the ETL receivables under the Porter credit facility in an amount of $500,000 or more.

The Cash Flows Statement included herein contains references to bank borrowings, which are a result of the two mezzanine loans from Porter and MME. Portions of those loans were advanced prior to the documentation being complete and portions of those loans were advanced subsequent to the loans being closed in the second quarter.

The Company is reviewing the profit and/or loss projections and cash needs of its businesses. Discussions are under way with various prospective investors to provide additional capital, but there can be no assurance that such discussions will result in the arrangement of such capital on terms acceptable to the Company if at all. As more fully discussed in Note 4 to the financial statements included in Item 1, continuation of the Company as a going concern is dependent upon its ability to resolve its liquidity problem and attain future profitable operations.

ITEM 3.    CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Kelly Hickel, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Hickel has concluded that our disclosure controls and procedures were effective as of March 31, 2004.

(b) Internal controls. During the quarter ended March 31, 2004, there were no significant changes in our internal accounting controls or in other factors that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No material developments occurred during the quarter with respect to our on-going litigation.  We have been a party to several legal proceedings:

•          Several vendors obtained judgments against us from New York Courts in the aggregate amount of approximately $60,000 for unpaid fees. These charges have been provided for in the liabilities for discontinued operations section on the balance sheet.  The Company has no further information regarding these proceedings.

Settlement of any outstanding claim may be predicated on our ability to secure capital funding.  Unfavorable resolution of these claims is likely to have a material adverse impact on our financial condition. If a judgment is entered against us with respect to one or more of these claims, it may be unlikely that we will be able to pay such judgment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31

CERTIFICATION

I, Kelly T. Hickel, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Paradise Music and Entertainment, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) of the registrant and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls  and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;and

d. disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.  I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer 's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies  and material weaknesses in the design or operation of internal control over financial reporting which could are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reportings.

Date: January 24, 2005	/s/ Kelly T. Hickel
Kelly T. Hickel
Chairman of the Board
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Exhibit 32

PARADISE MUSIC & ENTERTAINMENT, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Paradise Music & Entertainment, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kelly T. Hickel, the Chairman of the Board (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer), hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kelly T. Hickel

Kelly T. Hickel
Chairman of the Board
(Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Date: January 24, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

PARADISE MUSIC & ENTERTAINMENT, INC.

By: /s/ Kelly T. Hickel

Date: January 24, 2005

