Form 10-Q
period 2005-04-21
PARADISE MUSIC & ENTERTAINMENT INC
filed 2005-04-21
CIK 1024464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	to

Commission file number                           1-12635

PARADISE MUSIC & ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3906452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street, New York, New York	10168
(Address of principal executive offices)	(Zip Code)

(Issuer's telephone number)	(888) 565-3259

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes ☐ No ☒

At August 31, 2004, the Issuer had 58,496,358 shares of Common Stock, $.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format   Yes ☐  No ☒

                         PART I – FINANCIAL INFORMATION

                       PARADISE MUSIC & ENTERTAINMENT, INC.

                                AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEET

                                 June 30, 2004

                                   (unaudited)

                ASSETS

CURRENT ASSETS:

  Cash                                                             $      11,502

                                                                    ------------

    Total current assets                                           $      11,502

                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                            $   7,444,416

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value,

    authorized 5,000,000 shares, none issued                                  --

  Common stock, $.01 par value,

    authorized 75,000,000 shares,

    issued and outstanding 58,496,358 shares                             584,964

  Capital in excess of par value                                      26,988,652

    Accumulated deficit                                              (35,006,529)

                                                                    ------------

    Total stockholders' equity                                        (7,432,914)

                                                                    ------------

                                                                    $     11,502

                                                                    ============

See accompanying notes to condensed consolidated financial statements.

(3)

PARADISE MUSIC & ENTERTAINMENT, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended June 30		Six Months ended June 30
	2004	2003	2004	2003

REVENUES	$ 55,205	$ 0	$ 55,205	$ 0

OPERATING EXPENSES
Marketing, selling, General and administrative	876	2,372	1,800	4,543

Total operating expenses	876	2,372	1,800	4,543

PROFIT(LOSS)FROM OPERATIONS	54,329	(2,372)	53,405	(4,543)

INTEREST EXPENSE (INCOME) NET	24,287	21,124	46,786	48,284

NET(LOSS)PROFIT	30,042	(23,496)	6,619	(52,827)

BASIC AND DILUTED PROFIT/LOSS PER COMMON SHARE
Net Profit (Loss) Per Share	0.0006	(0.0006)	0.0001	(0.0013)

Weighted average Number of Common Shares Used in Computing Basic and Diluted Loss per Common Share	53,656,906	39,811,563	53,656,906	39,811,563

     See accompanying notes to condensed consolidated financial statements.

(4)

                        PARADISE MUSIC & ENTERTAINMENT, INC.

                                  AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (unaudited)

                                                       Six Months Ended June 30,

                                                      --------------------------

                                                             2004           2003

                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Profit (Loss)                                     $     6,619    $   (52,826)

Adjustments to reconcile to net loss to net cash

  used in operating activities:

Common Stock issued for services                                          15,399

Changes in operating Assets and Liabilities:

   Accounts Payable                                       (98,285)       150,490

   Accrued Expenses                                        43,069       (153,733)

                                                      -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                     (48,597)       (40,670)

                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                          --             --

                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from bank borrowings                           55,000         23,692

                                                      -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  55,000         23,692

                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH                             6,403        (16,978)

CASH, beginning of period                                   5,099         16,981

                                                      -----------    -----------

CASH, end of period                                   $    11,502    $         3

                                                      ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

(5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

    ---------------------------------------

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

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company") is a diversified company which currently operates in the environmental testing and music and entertainment industries.  In the past, we attempted to operate Paradise as a music and entertainment company focused on partnering with other companies to build their brands.  Our strategy was to utilize music and events to marry marketing, technology and entertainment to connect our customers with their consumers.  We intended to accomplish this by marketing sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients.  As discussed under “Subsequent Events” below, during 2004, the company shifted its focus to include a new acquisition strategy (beginning with an acquisition in the environmental testing industry) as well as pursuing the existing entertainment strategy.

The Company markets sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients.  The Company is currently in negotiations for a music event for the 2005 season.  See Subsequent Events for an update of the Company’s strategy.

3.  COMMITMENTS AND CONTINGENCIES:

     -----------------------------

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

The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company's common stock valued on the last day of the applicable quarter.  The Company has also agreed to pay the Vice Chairman $166,500 per year.  The Company has agreed to pay the Chairman $250,000 per year.  The Company has not been able to make these payments and has made no accruals for these expenses.

On April 12, 2004, Porter Capital Corporation agreed to extend to Paradise a line of credit in the amount of five million dollars upon its normal business terms for accounts receivable financing for the purposes of acquisitions by Paradise.

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

(6)

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

On April 12, 2004, MME, Inc. agreed to provide up to an additional $880,000 as a secured loan for two years at an interest rate of 10% per annum. The interest is payable quarterly in arrears, in cash or stock, at the lenders option.  MME, Inc. will receive warrants to purchase 1,000,000 shares of the company’s stock at an exercise price of $0.002 per share. The warrants expire four years from the date of issuance. This loan is being provided for the company’s working capital needs and to fund acquisitions for Paradise. These funds have not been either received or used, nor have the warrants been issued.

These agreements were terminated and all loans and or investments made pursuant to these agreements were forgiven on September 7, 2004 as noted below in Subsequent Events.

4.  GOING CONCERN STATUS - FUTURE OPERATIONS

     -----------------

As of June 30, 2004 the Company has an accumulated deficit of $35,006,529. The Company's strategy has been to focus on festivals and events in a global branding strategy, and while there has been some progress made on the implementation of this relatively new strategy, the strategy is still in its infancy and the Company has generated limited revenues from it.  See Subsequent Events for an update on the Company’s strategy. The Company presently has limited credit facilities and is in default on several loan instruments, however, as discussed in Note 5, some additional financing has been obtained subsequent to year-end 2003.  All of the above factors raise substantial doubt about our ability to continue as a going concern.

The Company discontinued substantially all of its operations during 2002 and is attempting to reorganize its ongoing operations to attain profitability. Since its inception, the Company has not operated profitably.  The Company had a stockholders’ deficit of $7,400,000 at June 30, 2004. There can be no assurance that commercial viability can be demonstrated for the Company’s products and services, and there can be no assurance that the Company will ever achieve profitability on a sustained basis, if at all.

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

5.  SUBSEQUENT EVENTS:

     -----------------

On September 7, 2004, MME and its affiliates entered into a blanket Release Agreement dissolving the relationships of the two partners comprising the entity and its affiliates.  PDSE was asked to be a party to the Release Agreement and, as a result, to waive its right to receive the funds agreed to be advanced from MME, Inc and its affiliates who were also parties to the mutual Release Agreement and all further obligations by MME due to the Company, in exchange for MME waiving all notes, warrants and obligations by the Company due to MME.  The Company’s third quarter financials record debt forgiveness income as a result of the forgiving by MME, and affiliates, of the $80,000 secured loan as part and parcel of the Release Agreement.

On February 14, 2005, ETL Acquisition Corp. (“ETL”), a Delaware corporation and a wholly owned subsidiary of Paradise Music & Entertainment, Inc., completed the acquisition of substantially all of the assets and business of Environmental Testing Laboratories, Inc.  Environmental Testing Laboratories is a privately held company based in Farmingdale, New York, and engaged in the business of environmental testing (as further set forth in the Asset Purchase Agreement filed as Exhibit 2.1 to the Company’s  Current Report on Form 8-K filed February 18, 2005 and incorporated therein by reference).

PDSE is launching a new strategy in order to maximize the opportunity for growing the Company into a profitable operating company.  That strategy is to acquire companies that are, or can be, operated profitability in two vertical business areas: Services and Manufacturing.  PDSE management has operated manufacturing and service companies in a variety of fields for over 35 years.

(7)

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

                                Environmental Testing

                                Environmental Remediation and construction

                MANUFACTURING

Product lines and companies that have a quantifiable market upside opportunity

In these scenarios, PDSE expects to improve the operational performance and the asset utilization of the acquired entities via both horizontal and vertical expansion.  In each scenario, PDSE plans to increase its revenues while holding overhead and capitalization costs to a minimum by integrating back office, front office and field systems, routes and personnel.

We believe this strategy maximizes the acquired core assets because of its simplicity.  We are not delivering perishable goods or fashion that changes quarterly - we are delivering services and/or products.  It is simple for the customer, employee and management to execute.

(8)

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

Overview

Paradise Music & Entertainment, Inc. (PDSE) is a diversified company which currently operates in the environmental testing and music and entertainment industries.  In the past , we have attempted to operate Paradise as a music and entertainment company focused on partnering with other companies to build their brands.  Our strategy was to  utilize music and events to marry marketing, technology and entertainment to connect our customers with their consumers.  We intended to accomplish this by marketing sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients.  As discussed below, during 2004, the company shifted its focus to include a new acquisition strategy (beginning with an acquisition in the environmental testing industry) as well as pursuing the existing entertainment strategy.  Prior to 2002, we discontinued all our other operating areas to focus on our core business, as described above.  Consequently, we have a very limited history with respect to our current business operations.  During 2003 and 2004, our main focus has been on reestablishing compliance with SEC reporting obligations, implementing new accounting controls and procedures, and settling litigation.  We now focus on music events, an area that incorporates our core competencies.   In the remainder of 2004 and in 2005, our focus will be, in addition to developing our existing entertainment strategy, to acquiring one or more profitable companies in the two vertical markets of manufacturing and services. While there can be no assurance of our success, a number of discussions are under way that management hopes to result in future acquisition. We currently have one remaining operating subsidiary, All Access Entertainment Management Group, Inc., through which we conduct our music events, and managed by Mr. Winston (Buzz) Willis.  In order to grow, Paradise will need to raise additional financing and maintain or develop cash flow to support its business.  There can be no assurance that such financing can be obtained on terms acceptable to the Company.

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

                                Environmental Testing

                                Environmental Remediation and Construction

                MANUFACTURING

Product lines and companies that have a quantifiable market upside opportunity

In these scenarios, PDSE expects improve the operational performance and the asset utilization of the acquired entities via both horizontal and vertical expansion. In each scenario, PDSE is increasing its revenues while holding overhead and capitalization costs to a minimum by integrating back office, front office and field systems, routes and personnel.

(9)

We believe this strategy maximizes the acquired core assets because of its simplicity. We are not delivering perishables or fashion that changes quarterly – we are delivering service and/or products. It is simple for the customer, employee and management to execute.

First acquisition:

On February 14, 2005, ETL Acquisition Corp. (“ETL”), a Delaware corporation and a wholly owned subsidiary of Paradise Music & Entertainment, Inc., completed the acquisition of substantially all of the assets and business of Environmental Testing Laboratories, Inc.  Environmental Testing Laboratories is a privately held company based in Farmingdale, New York, and engaged in the business of environmental testing (as further set forth in the Asset Purchase Agreement filed as Exhibit 2.1 the Company’s  Current Report on Form 8-K filed February 18, 2005  and incorporated therein by reference).  ETL acquired assets consisting primarily of accounts receivables, machinery and laboratory equipment of Environmental Testing Laboratories valued at $1,915,463.  At closing ETL paid for these assets by assuming liabilities of $761,820 from Environmental Testing Laboratories and agreeing to assume additional liabilities of $1,153,643 from affiliate companies of Environmental Testing Laboratories.  The $761,820 assumed directly from Environmental Testing Laboratories consisted of approximately $530,000 of accounts payable, approximately $170,000 of tax obligations due to various taxing authorities, and approximately $63,000 in judgments entered against Environmental Testing Laboratories.  ETL is obligated to make payment on the accounts payable in the ordinary course of business and expects to negotiate a settlement agreement with the taxing authorities that will provide for a reasonable repayment plan.  The additional liabilities of $1,153,643 from affiliate companies of Environmental Testing Laboratories which ETL has agreed to assume will be determined by ETL in the future at its sole discretion; however, ETL agreed to pay a minimum of $250,000 of this $1,153,643 within thirty days of the closing.  This payment was made February 24, 2005.

As additional consideration for the acquisition, Paradise Music agreed to issue 280,000 shares of its Series B Preferred Stock to Environmental Testing Laboratories.  The Series B Preferred Stock is convertible, at the option of the holder, into ten (10) shares of Paradise Music common stock at a price per share equal to the average price of the common stock in the public market during the 31 days of trading immediately prior to the date of conversion provided, however, in no event shall the conversion price for the Series B Preferred Stock be less than $.20 per share.  However, no Series B Preferred Stock shall be convertible until the average price of the common stock in the public market during the 31 trading days immediately prior to the date of conversion equals or exceeds $1.00.  The holders of shares of Series B Preferred Stock shall not be entitled to receive any dividends and shall not receive a liquidation preference.

In conjunction with the transaction described above, ETL entered into a promissory note whereby it borrowed $500,000 from Capstone Business Credit LLC (“Capstone”).  The promissory note was secured by substantially all of the assets of ETL.  The note shall bear interest at the rate of 24% per annum and is payable by ETL in 24 installments of $15,000 commencing on February 28, 2005 until February 28, 2007, at which time the remaining unpaid principal and interest shall be due and payable (as further set forth in the Promissory Note filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2005 and incorporated therein by reference).  In addition, in connection with the asset acquisition, ETL entered into a Discount Factoring Agreement with Capstone whereby Capstone agreed to advance ETL an amount equal to seventy-five (75%) percent of certain of its accounts receivable.  Capstone will remit payment to ETL upon its acceptance of the assignment of each account receivable (as further set forth in the Discount Factoring Agreement filed as Exhibit 10.2 to the Company’s Current Report Report on Form 8-K filed on February 18, 2005 and incorporated therein by reference).  Paradise Music and Kelly Hickel, the President and CEO of Paradise Music, have jointly and severally guaranteed the faithful and timely performance and satisfaction by ETL of its obligations under both the promissory note and the Discount Factoring Agreement, including without limitation the payment of all amounts when due under such agreements (as further set forth in the Guarantee filed as Exhibit 10.3 to the Company’s  Current Report Report on Form 8-K filed on February 18, 2005  and incorporated therein by reference).

Other transactions are contemplated in the future and at least one additional acquisition is in the discussion stage.

PDSE plans to continue to pursue the current and additional entertainment industry projects and acquisitions.  This effort is managed by Winston (Buzz) Willis and is expected to produce results in 2005.  We cannot be certain, however, that our projects in this or any other area will occur or that they will be profitable.

(10)

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003.

The net profit was $30,042 for the three months ended June 30, 2004 compared to a net loss of $23,496 for the three months ended June 30, 2003.  Paradise's marketing, selling, general and administrative expenses decreased to $900 for the three months ended June 30, 2004 from $2,400 for the three months ended June 30, 2003, a decrease of $1,500.  There was Other Revenue for the three months ended June 30, 2004, compared to no revenue for the three months ended June 30, 2003.  The Other Revenue was received by one of the discontinued entities during the second quarter as payment of an accounts receivable that had been written off as uncollectible in an earlier period.  The income we show in this quarter is the result of the reversing of this prior write-down.

Net interest expense was $24,287 for the three months ended June 30, 2004, compared to $21,124 for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2004.

The net profit was $6,619 for the six months ended June 30, 2004 compared to a net loss of $52,827 for the six months ended June 30, 2003.  Paradise's marketing, selling, general and administrative expenses decreased to $1,800 for the six months ended June 30, 2004 from $4,600 for the six months ended June 30, 2003, a decrease of $2,800.  There was Other Revenue for the six months ended June 30, 2004, compared to no revenue for the six months ended June 30, 2003.  The Other Revenue was received by one of the discontinued entities during the second quarter.  This receivable had been written off in an earlier period as uncollectible as noted above.

 Net interest expense was $46,786 for the six months ended June 30, 2004, compared to $48,284 for the six months ended June 30, 2003.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2004 was $48,597.

Net cash provided by financing activities for the six months ended June 30, 2004 was $55,000, provided by private investor loans and mezzanine financing.

There was no cash activity from investing activities for the six months ended June 30, 2004.

The Porter credit facility has not, to this date, been drawn down.

The Cash Flows Statement included herein contains references to bank borrowings, which are a result of the two mezzanine loans from Porter and MME. Portions of those loans were advanced prior to the documentation being complete and portions of those loans were advanced subsequent to the loans being closed in the second quarter and will be reported in the appropriate periods.   These agreements were terminated and all loans and or investments made pursuant to these agreements were forgiven on September 7, 2004 as noted below in Subsequent Events.

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

ITEM 3.    CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Kelly Hickel, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Hickel has concluded that our disclosure controls and procedures were effective as of June 30, 2004.

(b) Internal controls. During the quarter ended June 30, 2004, there were no significant changes in our internal accounting controls or in other factors that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

(11)

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

(12)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

                31                            Rule 13a-14(a) Certification of Kelly T. Hickel

32                            Section 1350 Certification of Kelly T. Hickel

(b)           Reports on Form 8-K

Report on Form 8-K filed with the SEC on February 18, 2005 announcing the completion of the acquisition of Environmental Testing Labs, Inc.

(13)

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

c. evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.  I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies  and material weaknesses in the design or operation of internal control over financial reporting which could are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 21, 2005	/s/ Kelly T. Hickel
Kelly T. Hickel
Chairman of the Board
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)

(14)

Exhibit 32

PARADISE MUSIC & ENTERTAINMENT, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Paradise Music & Entertainment, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kelly T. Hickel, the Chairman of the Board (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer), hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kelly T. Hickel

Kelly T. Hickel
Chairman of the Board
(Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer)

Date: April 21, 2005

(15)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                PARADISE MUSIC & ENTERTAINMENT, INC.

                                By:    /s/ Kelly T. Hickel

                                    --------------------------------------------

Date:  April 21, 2005

(16)