Form 10QSB
period 2004-09-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 2005-05-19
CIK 1024464

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE

      ACT OF 1934

For the quarterly period ended                   September 30, 2004

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _____________________

Commission file number                           1-12635

PARADISE MUSIC & ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3906452
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

122 East 42nd Street, New York, New York	10168
(Address of principal executive offices)	(Zip Code)

(Issuer's telephone number)	888-565-3259

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes ☐   No ☒

At September 30, 2004, the Issuer had 58,496,358 shares of Common Stock, $.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format   Yes ☐  No ☒

PARADISE MUSIC & ENTERTAINMENT, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION	PAGE

Item 1 Financial Statements

Condensed Consolidated Balance Sheet as of	3
September 30, 2004 (Unaudited)

Condensed Consolidated Statements of Operations for the Three	4
Months and Nine Months Ended September 30, 2004 and 2003 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine	5
Months Ended September 30, 2004 and 2003 (unaudited)

Notes to Condensed Consolidated Financial Statements	6 – 7
(unaudited)

Item 2 Management's Discussion and Analysis of Financial Condition	8 - 10
And Results of Operations

Item 3 Controls and Procedures	10

(a) Disclosure Controls and Procedures

(b) Internal Controls

PART II - OTHER INFORMATION

Signatures	11

Item 6 Exhibits	12 – 13

PART I – FINANCIAL INFORMATION

PARADISE MUSIC & ENTERTAINMENT, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2004

(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$ 4,503

Total current assets		$ 4,503

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses		$ 7,386,183

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value,
authorized 5,000,000 shares, none issued	--
Common stock, $.01 par value,
authorized 75,000,000 shares,
issued and outstanding 58,496,358 shares	584,964
Capital in excess of par value	26,988,652
Accumulated deficit	(34,955,296)

Total stockholders' equity		(7,381,680)

		$ 4,503

See accompanying notes to condensed consolidated financial statements.

PARADISE MUSIC & ENTERTAINMENT, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended Sept 30		Nine Months ended Sept 30
	2004	2003	2004	2003

REVENUES	$ 0	$ 0	$ 55,205	$ 0

OPERATING EXPENSES
General and administrative	11,623	669	13,423	5,211

Total operating expenses	11,623	669	13,423	5,211

PROFIT(LOSS)FROM OPERATIONS	(11,623)	(669)	41,782	(5,211)

OTHER (INCOME) AND EXPENSES
Interest Expense (Income)	18,688	20,490	64,977	68,775
Other (Income) Expenses			497
Prior Period Adjustment (Income)	(1,545)		(1,545)

Total Other (Income) and Expenses	17,143	20,490	63,929	68,775

NET(LOSS)PROFIT
BEFORE EXTRAORDINARY ITEMS	(28,766)	(21,159)	(22,147)	(73,986)

EXTRAORDINARY ITEMS Forgiveness of Debt (Income)	(80,000)	0.00	(80,000)	0.00

NET (LOSS) PROFIT	51,234	(21,159)	57,853	(73,986)

BASIC AND DILUTED PROFIT/LOSS PER COMMON SHARE
Net Profit (Loss) Per Share Before Extraordinary Items	0.00	0.00	0.00	0.00
Extraordinary Items	0.00	0.00	0.00	0.00

Weighted average Number of Common Shares Used in Computing Basic and Diluted Loss per Common Share	53,656,906	39,811,563	53,656,906	39,811,563

See accompanying notes to condensed consolidated financial statements.

PARADISE MUSIC & ENTERTAINMENT, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Profit (Loss)	$ 57,853	$ (73,986)

Adjustments to reconcile to net loss to net cash
used in operating activities:

Common Stock issued for services		15,400

Changes in operating Assets and Liabilities:
Accounts Payable	(95,511)	212,845
Accrued Expenses	48,062	(247,924)
NET CASH USED IN OPERATING ACTIVITIES	10,404	(93,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings	(11,000)	78,692

NET CASH PROVIDED BY FINANCING ACTIVITIES	(11,000)	78,692

NET INCREASE (DECREASE) IN CASH	(596)	(14,973)

CASH, beginning of period	5,099	16,981

CASH, end of period	$ 4,503	$ 2,008

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

    ---------------------------------------

Paradise Music & Entertainment, Inc. ("Paradise") was formed in July 1996.  Effective July 3, 2001, Paradise and iball Media Inc. ("iball") completed their plan of merger and effectively combined their business interests.

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company") is a diversified company which currently operates in the environmental testing and music and entertainment industries.  In the past, we attempted to operate Paradise as a music and entertainment company focused on partnering with other companies to build their brands.  Our strategy was to utilize music and events to marry marketing, technology and entertainment to connect our customers with their consumers.  We intended to accomplish this by marketing sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients.  As discussed below, the company shifted its focus during 2004 to include a new acquisition strategy (beginning with an acquisition in the environmental testing industry) as well as pursuing the existing entertainment strategy.  The Company markets sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients.  The Company is currently in negotiations for a music event for the 2005 season.

PDSE is launching a new strategy in order to maximize the opportunity for growing the Company into a profitable operating company.  That strategy is to acquire companies that are, or can be, operated profitability in three vertical business areas: Distribution, Services and Manufacturing.  PDSE management has operated manufacturing and service companies in a variety of fields for over 35 years.

PDSE is pursuing acquisitions in the following vertical industry segments:

                DISTRIBUTION

                Parts for servicing retail petroleum outlets

                SERVICES

                Environmental Testing

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

3.  COMMITMENTS AND CONTINGENCIES:

    ---------------------------------------

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

4.  GOING CONCERN STATUS - FUTURE OPERATIONS

    ---------------------------------------

As of September 30, 2004 the Company has an accumulated deficit of $35,000,000. The Company's strategy has been to focus on festivals and events in a global branding strategy, and while there has been some progress made on the implementation of this strategy, it is still in its infancy and the Company has generated limited revenues from it.  See Organization and Nature of the Business for an update on the Company’s strategy. The Company presently has limited credit facilities and is in default on several loan instruments.  All of the above factors raise substantial doubt about our ability to continue as a going concern.

The Company discontinued substantially all of its operations during 2002 and is attempting to reorganize its ongoing operations to attain profitability. Since its inception, the Company has not operated profitably.  The Company had a stockholders’ deficit of $7,386,000 at September 30, 2004. There can be no assurance that commercial viability can be demonstrated for the Company’s products and services, and there can be no assurance that the Company will ever achieve profitability on a sustained basis, if at all.

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

    ---------------------------------------

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

Overview

Paradise Music & Entertainment, Inc. (PDSE) is a diversified company which currently operates in the environmental testing and music and entertainment industries.  In the past , we have attempted to operate Paradise as a music and entertainment company focused on partnering with other companies to build their brands.  Our strategy was to utilize music and events to marry marketing, technology and entertainment to connect our customers with their consumers.  We intended to accomplish this by marketing sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients.  As discussed below, the company shifted its focus during 2004 to include a new acquisition strategy (beginning with an acquisition in the environmental testing industry) as well as pursuing the existing entertainment strategy.  Prior to 2002, we discontinued all our other operating areas to focus on our core business, as described above.  Consequently, we have a very limited history with respect to our current business operations.  During 2003 and 2004, our main focus has been on reestablishing compliance with SEC reporting obligations, implementing new accounting controls and procedures, and settling litigation.  We now focus on music events, an area that incorporates our core competencies.   In the remainder of 2004 and in 2005, our focus will be, in addition to developing our existing entertainment strategy, to acquiring one or more profitable companies in the three vertical markets of distribution, manufacturing and services. While there can be no assurance of our success, a number of discussions are under way that management hopes to result in future acquisition. We currently have one remaining operating subsidiary, All Access Entertainment Management Group, Inc., through which we conduct our music events, and managed by Mr. Winston (Buzz) Willis.  In order to grow, Paradise will need to raise additional financing and maintain or develop cash flow to support its business.  There can be no assurance that such financing can be obtained on terms acceptable to the Company.

Developments Subsequent to Quarter End

Subsequent to the period covered by this Quarterly Report on Form 10-QSB, we have expanded our intended business focus.  PDSE is launching a new strategy in order to maximize the opportunity for growing the Company into a profitable operating company. That strategy is to acquire companies that are, or can be, operated profitability in three vertical business areas: Distribution, Services and Manufacturing.  PDSE management has operated manufacturing and service companies in a variety of fields for over 35 years.

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

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003.

The net profit was $51,000 for the three months ended September 30, 2004 compared to a net loss of $21,000 for the three months ended September 30, 2003.  The increase in profit was due to forgiveness of $80,000 in debt by MME, Inc. as described in Note 3 above.

Paradise's marketing, selling, general and administrative expenses increased to $12,000 for the three months ended September 30, 2004 from $700 for the three months ended September 30, 2003, an increase of $11,000.  There was no Revenue for either the three month period ended September 30, 2004 or the three month period ended September 30, 2003.

Net interest expense was $19,000 for the three months ended September 30, 2004, compared to $20,000 for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2004.

The net profit was $58,000 for the nine months ended September 30, 2004 compared to a net loss of $74,000 for the nine months ended September 30, 2003.  The increase in profit was due to forgiveness of $80,000 in debt by MME, Inc. as described in Note 3 above, as well as revenue of $55,000 received during the second quarter.  Revenue of $55,000 was received during the second quarter as payment of an accounts receivable that had been written off as uncollectible in an earlier period.  There was no revenue in the nine month period ending September 30, 2003.

Paradise's marketing, selling, general and administrative expenses increased to $13,000 for the nine months ended September 30, 2004 from $5,000 for the nine months ended September 30, 2003, an increase of $8,000.

 Net interest expense was $65,000 for the nine months ended September 30, 2004, compared to $69,000 for the nine months ended September 30, 2003.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2004 was $10,000.

Net cash provided by financing activities for the nine months ended September 30, 2004 was a negative $11,000, the result of funds provided by private investor loans and the forgiveness of debt described in Note 3 above.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Kelly Hickel, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Hickel has concluded that our disclosure controls and procedures were effective as of September 30, 2004.

(b) Internal controls. During the quarter ended September 30, 2004, there were no significant changes in our internal accounting controls or in other factors that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

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

Date:  May 19, 2005

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

Date: May 19, 2005                                                                                              /s/ Kelly T. Hickel

                                                                                                                                Kelly T. Hickel

                                                                                                                                Chairman of the Board

                (Principal Executive Officer,

                Principal Financial Officer,

                Principal Accounting Officer)

Exhibit 32

PARADISE MUSIC & ENTERTAINMENT, INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Paradise Music & Entertainment, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kelly T. Hickel, the Chairman of the Board (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer), hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kelly T. Hickel

Kelly T. Hickel

Chairman of the Board

                (Principal Executive Officer,

                Principal Financial Officer,

Principal Accounting Officer)

Date: May 19, 2005

