Form 10KSB
period 2004-12-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2006-02-15
CIK 1024464

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION l3 OR l5 (d) OF
THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 2004

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 1-12635
----------------------

PARADISE MUSIC & ENTERTAINMENT, INC.
(Name of Small Business Issuer in its charter)

Delaware	13-3906452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street, New York, New York	10168
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (888) 565-3259

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	Over-the-counter

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐     No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The issuer had no revenues for the year ended December 31, 2004.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer on December 31, 2005 was approximately $288,000. On such date, the last sale price of issuer's common stock was $0.008. Solely for the purposes of this calculation, shares beneficially owned by directors, officers and beneficial owners of in excess of 10% of the registrant's common stock have been excluded, except shares with respect to which such persons disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such persons are, in fact, affiliates of registrant. As of December 31, 2005 there were 58,496,358 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one)  Yes ☐  No ☒

PART I

The statements contained in this Annual Report that are not historical facts are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our need to raise additional capital, our history of losses, our change in focus with our business strategy, our ability to find, acquire, and integrate other businesses, and the high-risk nature of the music and entertainment business.

ITEM 1. DESCRIPTION OF BUSINESS
GENERAL

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company") is a diversified company which currently operates in the environmental testing and music and entertainment industries. In the past, we attempted to operate Paradise as a music and entertainment company focused on partnering with other companies to build their brands. Our strategy was to utilize music and events to marry marketing, technology and entertainment to connect our customers with their consumers. We intended to accomplish this by marketing sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients. The Company markets sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients. The Company is currently in negotiations for a music event for the 2006 season. In 2005, the Company was the producer of the American Legacy Magazine 10th Anniversary Gala. As discussed below, the company shifted its focus during 2004 to include a new acquisition strategy (beginning with an acquisition in the environmental testing industry) as well as pursuing the existing entertainment strategy. The Company has established a plan of operation for 2005 and 2006 based on the continued effort in the entertainment sector and the successful acquisition of Environmental Testing Laboratories, Inc.

2005 ACQUISITION OF ENVIRONMENTAL TESTING LABORATORIES, INC.

On February 14, 2005, ETL Acquisition Corp. (“ETL”), a Delaware corporation and a wholly owned subsidiary of Paradise, completed the acquisition of all or substantially all of the assets and business of Environmental Testing Laboratories, Inc.  Environmental Testing Laboratories, Inc. is a privately held company based in Farmingdale, New York, and engaged in the business of environmental testing (as further described in the Current Report on form 8-K filed with the United States Securities and Exchange Commission (the "SEC") on February 18, 2005 and the Asset Purchase Agreement filed as Exhibit 2.1 to that Current Report and incorporated herein by this reference). ETL acquired assets consisting primarily of accounts receivable, machinery and laboratory equipment of Environmental Testing Laboratories, Inc. valued at $1,915,463 at the time of the closing. At closing ETL paid for these assets by assuming liabilities of $761,820 from Environmental Testing Laboratories, Inc. and agreeing to assume additional liabilities of $1,153,643 from affiliate companies of Environmental Testing Laboratories, Inc.. The $761,820 assumed directly from Environmental Testing Laboratories, Inc. consisted of approximately $530,000 of accounts payable, approximately $170,000 of tax obligations due to various taxing authorities, and approximately $63,000 in judgments entered against Environmental Testing Laboratories, Inc.. The additional liabilities of $1,153,643 from affiliate companies of Environmental Testing Laboratories, Inc. which ETL agreed to assume would be determined by ETL in the future at its sole discretion; however, ETL agreed to pay a minimum of $250,000 of this $1,153,643 within thirty days of the closing. On February 24, 2005 ETL made a payment of $250,000 in cash against the additional liabilities.

On December 19, 2005 the parties agreed to amend the terms of the purchase as follows: In consideration for the purchased assets, the purchase price was reduced to $1,274,079, which ETL agreed to pay at closing by the assumption of accounts payable and accrued expenses in the amount of $546,441, the assumption of additional liabilities from affiliate companies of Environmental Testing Laboratories, Inc. in the amount of $671,638, and the issuance of preferred shares as noted below.

As part of the consideration for the acquisition, Paradise agreed to issue 280,000 shares of its Series B Preferred Stock to Environmental Testing Laboratories, Inc. The parties agreed to amend the terms of the purchase, with effect from the date of the original agreement, to provide for the issuance by Paradise of 280,000 shares of its Series A Preferred Stock, rather than its Series B Preferred Stock. Each share of Series A Preferred Stock is convertible, at the option of the holder or of the Company, into ten (10) shares of Paradise common stock. The holders of shares of Series A Preferred Stock are entitled to receive an annual dividend of five cents per share, but do not receive a liquidation preference with respect to the Series A Preferred shares. The Series A Preferred Shares issued to Environmental Testing Laboratories, Inc. were valued at $56,000, based on the value of the Company's underlying common stock on the purchase date.

In conjunction with the transaction described above, ETL borrowed $500,000 from Capstone Business Credit LLC (“Capstone”) and executed a promissory note in that principal amount. The promissory note was secured by substantially all of the assets of ETL. The note bears interest at the rate of 24% per annum and is payable by ETL in 24 installments of $15,000 commencing on February 28, 2005 until February 28, 2007, at which time the remaining unpaid principal and interest are due and payable (as further set forth in the Promissory Note filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2005 and incorporated herein by this reference). In addition, in connection with the asset acquisition, ETL entered into a Discount Factoring Agreement with Capstone whereby Capstone agreed to advance ETL an amount equal to seventy-five (75%) percent of certain of its accounts receivable. Capstone will remit payment to ETL upon its acceptance of the assignment of each account receivable (as further set forth in the Discount Factoring Agreement filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2005 and incorporated herein by this reference). Paradise Music & Entertainment, Inc. and Kelly Hickel, personally, and as the President and CEO of Paradise Music & Entertainment, Inc., have jointly and severally guaranteed the faithful and timely performance and satisfaction by ETL of its obligations under both the promissory note and the Discount Factoring Agreement, including without limitation the payment of all amounts when due under such agreements (as further set forth in the Guarantee filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2005 and incorporated herein by this reference).

ETL is committed to providing high quality data to its clients by adhering to approved methodologies and all mandated QA/QC protocols. Company analysts are seasoned professional with years of environmental experience. Using state-of-the-art instrumentation with powerful computer hardware and software, ETL provides the most current and competitive pricing and services to match the customers’ data quality objectives.

ETL provides the following services:

•	RCRA (Resource Conservation Recovery Act) and Hazardous Waste Characterization

•	TCLP (Toxic Characteristic Leaching Procedure) Analyses

•	Underground Storage Tank Analytical Assessment

•	Landfill/Ground Water Monitoring

•	Pesticide and Herbicide Testing in Soil and Groundwater

•	NPDES (National Pollution Discharge Elimination System) Effluent Characteristics Analysis

•	PCB (Polychlorinated biphenyls) and PCB Congener Analysis

•	HUD Lead Abatement Testing

•	Fingerprint Categorization

•	Petroleum Analyses

•	Client Specific Deliverables

•	Electronic Data Deliverables

As indicated by the acquisition of Environmental Testing Laboratories, Inc., Paradise has launched a new strategy in order to maximize the opportunity for growing the Company into a profitable operating company. That strategy is to acquire companies that are, or can be, operated profitably in three vertical business areas: Distribution, Services and Manufacturing. The Company’s management has operated manufacturing and service companies in a variety of fields for over 35 years.

Based on our acquisition of Environmental Testing Laboratories, Inc. the Company is going to focus in the near term on acquiring additional businesses in the environmental testing industry. In these scenarios, the Company expects to improve the operational performance and the asset utilization of the acquired entities, if any are acquired, via both horizontal and vertical expansion. In each scenario, the Company plans to increase its revenues while holding overhead and capitalization costs to a minimum by integrating back office, front office and field systems, routes and personnel. We cannot guarantee, however, that we will be able to find entities or businesses in this field that fit within our strategy, or that, if we do find such businesses, we will be able to acquire them.

We were incorporated in the State of Delaware on July 18, 1996. Our principal executive offices are located at 122 East 42nd Street, Suite 2900, New York, NY 10168, and our telephone number is 888-565-3259.

COMPETITION

Music Industry

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

Environmental testing industry

Regarding our recently acquired business and its competitive position in the industry, it should be noted that ETL operates one of approximately 7,639 testing laboratories in the United States, according to the listings from the Environmental Yellow Pages. These laboratories range from small dedicated local laboratories to large national labs that receive and deliver testing for materials on a national basis. The services provided include all those listed above as well as others not provided by ETL from mold detection and testing to a variety of water testing and other analytical services. ETL competes, primarily, in the regional northeastern US market sector. There many labs in this regional marketplace. ETL succeeds because of its long relationships with customers. ETL was founded in 1988 and has been servicing many of its customers since that time. ETL’s customers include petroleum companies, contractors, environmental consulting firms and a variety of utilities and municipalities.

ETL maintains the necessary permits and licenses with the local municipalities, a number of states where it does business and the regional and national environmental authorities as is necessary. The ETL business is relatively stable with only small fluctuations based on seasonality. ETL competes primarily on service, not price. Its reputation allows it to provide high quality, responsive service to a select group of customers, rather than the low-cost price-based commodity services provided by many of the national labs. While there is some overlap, ETL’s customers prefer to deal with someone they know and trust in this critically important piece of their own business activities.

EMPLOYEES/INDEPENDENT CONTRACTORS

During 2004, we had two executive officers and no other employees. Mr. Hickel continues as Chairman of the Board and fills several executive positions. Mr. Richard Rifenburgh is the non-executive Vice Chairman, a member of the Board of Directors and the Chairman of the audit committee. Mr. Winston Willis serves as a member of the Board of Directors, Vice President of Paradise and President of All Access Entertainment Group, Inc., a subsidiary of the Company. These individuals serve under informal consulting agreements; however none of them are employed full time by the Company. Other services are provided on a consulting basis as needed.

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

Environmental Testing Laboratories, Inc., our recent acquisition and newest subsidiary, provides traditional benefits to its 35 employees. Many of the employees have been with the Company since its founding in 1988.

One of ETL’s main customers is The Tyree Company, a provider of services in the retail petroleum sector. Subsequent to the Company’s acquisition of ETL, The Turnaround Group, LLC acquired a 25% ownership of The Tyree Company. Mr. Hickel is a member of The Turnaround Group, LLC, and is also on the Board of Directors and an employee of The Tyree Company.

ITEM 2. DESCRIPTION OF PROPERTY

We utilize space occupied by Total Communications Group, Inc. in New York City at 122 E. 42nd Street. We use the space on a periodic basis, but we do not pay rent, having reached an agreement with Total Communications Group in 2002 to utilize space in exchange for 1.2 million shares of our common stock.

Environmental Testing Laboratories, Inc., our recent acquisition, utilizes rented facilities at 208 Route 109 in Farmingdale, New York. The landlord is Tyree Realty, Inc. and is not an affiliate of the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

Our common stock traded on the Nasdaq Small Cap Market from January 22, 1997 through March 29, 2002 under the symbol "PDSE". Beginning May 2002, the only bid and ask quotations for our common stock were those provided by market makers and other dealers who listed such quotations with the National Daily Quotation Service, commonly referred to as the interdealer "Pink Sheets." The high and low bid prices of our common stock (as reported by Nasdaq (and, after May 2002, the pink sheets, as reported by the National Quotation Bureau)) were as follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period		High	Low

2005	01/01/05 - 03/31/05	$0.037	$0.014
	04/01/05 - 06/30/05	$0.025	$0.015
	07/01/05 - 09/30/05	$0.023	$0.006
	10/01/05 - 12/31/05	$0.023	$0.008

2004	01/01/04 - 03/31/04	$0.070	$0.019
	04/01/04 - 06/30/04	$0.080	$0.032
	07/01/04 - 09/30/04	$0.060	$0.010
	10/01/04 - 12/31/04	$0.052	$0.020

2003	01/01/03 - 03/31/03	$0.005	$0.001
	03/31/03 - 06/30/03	$0.020	$0.001
	07/01/03 - 09/30/03	$0.009	$0.002
	10/01/03 - 12/31/03	$0.017	$0.002

The approximate number of holders of record of our common stock was 97 as of December 31, 2004. We believe that there are in excess of 500 round lot beneficial owners of common stock whose shares are held in street name.

We have never paid a dividend on our common stock. We anticipate that, except those dividends required to be paid on our Series A Preferred Stock, future earnings, if any, will be retained for use in our business or for other corporate purposes and we do not anticipate paying cash dividends on our common stock. The 280,000 shares of Series A Preferred Stock issued in connection with the acquisition of Environmental Testing Laboratories, Inc. have a five cent per share per year cumulative dividend rate, payable from their date of authorization for issuance; however, as of December 31, 2005, the Company has paid no dividends on the shares of Series A Preferred Stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding options Warrants and rights	Weighted-average Exercise price of Outstanding options Warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by security holders

Equity Compensation Plans Not approved by security holders	- 0 -	- 0 -	2,009,083

Total	- 0 -	- 0 -	2,009,083

The Company filed a Form S-8 Registration Statement under the Securities Act of 1933 with respect to the Company’s 2001 Consultant Stock Option Plan on September 10, 2001. Five million shares were registered and awards were authorized to be made as Common Stock or options or warrants to purchase Common Stock under this Plan. The terms of the options and warrants are to be determined by the Board of Directors at its discretion. Such awards were authorized to be made only to Consultants who have provided bona fide services to the Company. The Board of Directors may suspend or terminate the plan at any time or from time to time, but no such action shall adversely affect the rights of a person granted an Award under this Plan prior to that date.

The Company filed a Form S-8 Registration Statement under the Securities Act of 1933 with respect to the Company’s 2002 Employee Stock Compensation Plan on February 25, 2002. Five million shares were registered and awards were authorized as grants of Common Stock to Employees, Consultants and/or Directors. The effective date of this Plan is February 21, 2002. This plan shall expire on February 21, 2012, unless earlier terminated by the Board of Directors in accordance with provisions of the plan.

The plans are combined for the purpose of the Equity Compensation Plan table above.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2004, we issued the following securities which were not registered under the Securities Act of 1933, as amended: (i) 10,650,000 shares issued in 2004 to consultants for services rendered in 2002 were valued at $48,750 and were accrued in operations for fiscal year 2002; (ii) 2,750,000 shares issued in 2004 to consultants for services rendered in 2004 and expensed as part of operations in 2004 at a value of $6,500; (iii) 1,000,000 shares issued in 2004 to outside directors and expensed as part of operations in 2004 at a value of $2,000; (iv) 4,000,000 shares issued in 2004 for debt to equity conversion that was expensed in operations for fiscal year 2002; and (v) warrants authorized subsequent to December 31, 2003 through December 31, 2004 as outlined in the following table:

SECURITIES SOLD	DATE SOLD	PURCHASER	CONSIDERATION	EXEMPTION CLAIMED	TERMS OF CONVERSION OR EXERCISE	USE OF PROCEEDS

Warrants to Purchase 510,000 shares of common stock	February 3, 2004	One Private Investor	Purchase of $25,500 Aggregate principal Amount of Promissory notes	Section 4 (2) And Rule 506 Of Regulation D.	Exercisable at a price of $0.010 per share	Working Capital

Warrants to Purchase 500,000 shares of common stock	April 12, 2004	Senior Lender	Purchase of $40,000 Aggregate principal Amount of Promissory notes	Section 4 (2) And Rule 506 Of Regulation D.	Exercisable at a price of $0.002 per share	Working Capital

Warrants to Purchase 860,853 shares of common stock	December 16, 2004	One Private Investor	Purchase of $46,500 Aggregate principal Amount of Promissory notes	Section 4 (2) And Rule 506 Of Regulation D.	Exercisable at a price of $0.002 per share	Working Capital

We made all of the offers and sales referred to above in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act. In most cases, the purchaser of the securities was either Mr. Kelly Hickel, a director and officer of the Company, or was a friend or business associate of Mr. Hickel. No general solicitation or advertising was conducted in connection with any of the sales, and all of the purchasers had access to the same kind of information that would be made available to them in a registration statement under the Securities Act, in that the purchasers were given copies of the Company's reports and statements filed under the Securities Exchange Act; and were given a disclosure document describing the Company and its business; and conducted their own "due diligence" investigation of the Company.  Each purchaser signed a subscription agreement in which such person represented that he or she was acquiring the debentures for investment and without a view to distribution, that he or she had knowledge and experience in financial matters, and that he or she had been given an opportunity to have access to information about, and to ask questions of, officers of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company") is a diversified company which currently operates in the environmental testing and music and entertainment industries. The Company has established a PLAN OF OPERATION for 2005 and 2006 based on the continued effort in the entertainment sector and the successful acquisition of Environmental Testing Laboratories, Inc.

In the entertainment space, Mr. Willis will continue to pursue specific projects that can, it is believed, generate profits and positive cash flow. It is very challenging since the Company is unwilling and/or unable to provide the financing for these projects. Projects that require investment will be based on the participation of outside investors. These investments may be designed as partnership on a participation basis, or other arrangements that are mutually satisfactory to both the Company, Mr. Willis and the investors. A number of these projects are currently under discussion and/or negotiations. It is not clear when or if these projects will come to completion.

Regarding the environmental testing space, the PLAN OF OPERATION for 2005 is to a) stabilize the financial management and reporting of ETL b) to complete the required audits of ETL’s financial performance and to consolidate those with the Company’s financial reporting c) manage the cash flow d) increase the marketing activities of ETL e) identify additional acquisition targets and f) prepare to replace the high cost bridge financing used to make the acquisition. It is believed that the combined cash flow of the Company’s businesses will be adequate to support its operations for 2005. The only change in the number of employees is expected to be those needed by ETL to grow its business.

In 2006 the PLAN OF OPERATION is to a) expand the ETL business by 10% or more through increased marketing b) secure much more reasonable financing to replace the expensive bridge financing; c) begin servicing and/or reducing/settling the Company’s previously acquired debt that was unrelated directly to the ETL acquisition; d) make one additional acquisition in the environmental testing laboratory sector; and e) identify at least one additional acquisition in other related market sectors. It is expected that acquisitions, if any, can be accomplished by a combination of asset-based borrowing, the issuance of notes and/or Preferred or Common Stock to the seller. There is no assurance any of the above contemplated plans can be accomplished.

If management is successful in the above PLAN OF OPERATION, the Company’s cash flow in 2005 and 2006 will be adequate to support its existing business and loan repayment obligations, as restructured and agreed with its lenders. Any additional funds that may be needed should be for the purpose of acquisitions. Any expected purchase of plant and equipment will be one of two categories. ETL expects to make modest upgrades of equipment and vehicles necessary to support its business and its possible expansion. Any other purchases of plant and equipment are expected to be the result of acquisitions, if any.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

There were no revenues from continuing operations for the year ended December 31, 2004, just as there were no revenues for the year ended December 31, 2003. There was Other Revenue in the amount of $55,000 reported due to a payment of an accounts receivable item that had been written off as uncollectible in an earlier period. The loss in 2004 was $127,000 compared to a loss $97,000 in 2003. The increase in loss was due to the expense incurred from warrants provided in exchange for financing agreements during 2004.

Paradise's marketing, selling, general and administrative expenses increased to $48,000 for the year ended December 31, 2004, from $7,000 for the year ended December 31, 2003, an increase of $41,000. The increase was due primarily to the consulting and due diligence fees prior to the acquisition of Environmental Testing Labs.

Net interest expense was $134,000 for the year ended December 31, 2004, compared to $90,000 for the year ended December 31, 2003. The increase of $44,000 was due to the expense incurred from warrants provided in exchange for financing agreements during 2004.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 2004, was $122,000.

Net cash provided by financing activities for the year ended December 31, 2004, was $117,000, which is substantially represented by proceeds from mezzanine financing arrangements. We had negative working capital of $5,000 and a stockholders' deficit of $7,528,632 at December 31, 2004.

The Company has a commercial financing agreement with Porter Capital Corporation (PCC.) The agreement provides that the Company sell, transfer, set over and assign certain invoices and accounts receivable to the lender, with recourse. The credit facility provides for maximum revolving borrowings up to $1,500,000 and is collateralized by a security interest in all of the Company’s assets. As of December 31, 2004, the outstanding advance balance, including interest, was approximately $300,000. Advances from the lender bear interest at the higher of 10.5% per annum or the prime rate plus 2.50%.

On April 12, 2004 PCC agreed to reduce the Principal Amount due under the Senior Line from $607,351.45 to $300,000. Further, the Senior Loan balance was due on April 15, 2005 and would not bear interest until after its maturity date, at which time the interest was to be payable monthly at the rate of 18% per annum. The loan balance will be paid down out of the proceeds of the sale of Company common stock held by PCC at such time or times as those shares may be sold. The Company agreed to deposit into escrow 15,000,000 shares of its common stock, which shares are to be delivered to PCC in the event that PCC is not able to realize $300,000 from the sale of such shares by April 15, 2005. On December 19, 2005, an agreement was reached waiving all current defaults and the Due Date of the Senior Loan Balance was revised to April 15, 2006. All obligations with respect to the Escrow Stock have been deleted in their entirety. Management has every reason to expect that a satisfactory renegotiation will take place at that time.

New Mezzanine Loans

On April 12, 2004, PCC agreed to provide $40,000 as a secured loan for two years at an interest rate of 10% per annum. The interest is payable quarterly in arrears, in cash or stock, at the lenders option. PCC received warrants to purchase 500,000 shares of the company’s stock at a price of $0.002 per share. This loan was provided for the company’s working capital needs. All of these funds have already been advanced to the company. On November 30, 2005, an agreement was reached waiving all current defaults.

On April 12, 2004, MME, Inc. agreed to provide $80,000 as a secured loan for two years at an interest rate of 10% per annum. The interest is payable quarterly in arrears, in cash or stock, at the lenders option. MME, Inc. received warrants to purchase 1,000,000 shares of the company’s stock at an exercise price of $0.002 per share. The warrants expire four years from the date of issuance. This loan was provided for the company’s working capital needs.

On April 12, 2004, MME, Inc. agreed to provide up to an additional $880,000 as a secured loan for two years at an interest rate of 10% per annum. The interest is payable quarterly in arrears, in cash or stock, at the lender's option. MME, Inc. will receive warrants to purchase 9,614,009 shares of the company’s stock at an exercise price of $0.002 per share. The warrants expire four years from the date of issuance and will be issued as funds are advanced. The loan is to provide for the company’s working capital needs and to fund acquisitions.

Risk Factors

We have a history of losses, we expect more losses in the future and we have substantial doubt regarding our ability to continue as a going concern. The report of our independent auditor contains a qualification that points out factors "raising substantial doubt about [our] ability to continue as a going concern." Since our inception, we have never been profitable before extraordinary items. We expect profitability in 2005, although there is no assurance that will happen. For the year ended December 31, 2004, we had a net loss of $127,000, compared to a net loss of $97,000 for the year ended December 31, 2003. We have substantially decreased our prior business operations and we had no income from our operating divisions and subsidiaries in 2004. We presently have limited credit facilities and we are in default on several loan instruments. These factors raise substantial doubt about our ability to continue as a going concern, though we expect to report positive net income in 2005.

We believe we do have available funds sufficient to sustain our operations through the fourth quarter of 2005 as a result of our acquisition of Environmental Testing Laboratories, Inc. Our available funds generally consist of cash and the funding derived from our revenue sources: income related relating to music festivals, and in 2005, environmental testing. As of December 31, 2004, we had $100 in available cash. Reducing operating expenses and capital expenditures alone will not be sufficient to solve our liquidity problems. Unless we are able to obtain sufficient funding through equity or debt offerings we will not be able to expand our business. Even if we are able obtain additional financing it may not be sufficient to expand our current operations.

ITEM 7. FINANCIAL STATEMENTS

See the index to our financial statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of October 3, 2003, the Board of Directors approved the engagement of James E. Scheifley & Associates, P.C. to act as its certifying accountant.

James E. Scheifley & Associates, P.C.’s report on the financial statements for December 31, 2004, contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles, other than its “going concern” paragraph.

On May 18, 2004, Hein & Associates LLP formally notified the Company that it had resigned as the Company’s certifying accountant. The Company had engaged Hein & Associates LLP to audit its financial statements for the fiscal year ended December 31, 2001. However, this audit was never completed due to the lack of capital required to complete the process. During the two most recent fiscal years, and subsequent interim periods, there were no disagreements with Hein & associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein & Associates would have caused it to make reference to such disagreement in its reports.

On May 24, 2005 the Company signed an engagement letter with Tinter Scheifley Tang, LLP to act as its certifying accountants

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Kelly Hickel, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of December 31, 2004.

(b) Internal controls. During the year ended December 31, 2004, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors, executive officers and key executives of our operating groups at the time of filing are as follows:

Name	Age	Position with Company	Held Since

Kelly T Hickel	63	Chairman	February 2001

Richard P. Rifenburgh	73	Vice-Chairman	July 2001

Winston ‘Buzz’ Willis	59	Director	November 2002

KELLY T. HICKEL was appointed as our Chairman in February 2001. From May 2000, until we merged with iball Media, Inc. in July 2001, he has served as the Chairman and Chief Executive Officer of iball Media, Inc. Mr. Hickel was also the turn-around President to Miniscribe Corp., a troubled Fortune 500 disk drive manufacturer, from 1989 to 1990. Mr. Hickel has been building products and services based on the Internet since 1981. He was the President of the Maxwell Technology Information Systems Group from 1993 until 1997. During his tenure, Maxwell was the 9th. best performing stock on NASDAQ in 1996. Mr. Hickel was the Chairman of Interstate Sweeping from 1997 until March, 1999. Mr. Hickel was the Chairman of EIS, a telecommunications company, from May 1999 until May 2000. Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science.

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

WINSTON “BUZZ” WILLIS, who serves as CEO of All Access Entertainment Management Group, Inc., a subsidiary of Paradise Music & Entertainment, Inc., is acknowledged as a true pioneer and marketing innovator in the music industry. After graduating from Case Weston University in Cleveland, OH, Buzz’s music industry career enjoyed significant growth from its humble beginning as a local promoter for MGM Records. From there, he joined the staff of RCA Records and signed several artists who went on to record gold and platinum records. He holds the distinction of being the youngest Vice President at RCA and was the founder of the Black Music Division of RCA Records where, under his guidance, the careers of Jose Feliciano and the Main Ingredient were nurtured. From the late 1970s to the early 1980s, he served as Senior V.P. of American operations of Phillips Electronics Corp. (parent of Polydor/Polygram Records). At Phillips, Buzz was instrumental in the acquisition of the Mercury and Verve labels. A true trailblazer, Buzz accepted the position of CEO of CTI Records. Here, he propelled the career of jazz greats such as George Benson and Esther Phillips, and was personally responsible for the industry’s first platinum jazz album, “Mr. Magic” by Grover Washington, Jr. He introduced the concept of marketing black artists, such as Kool & The Gang, Sister Sledge and Alexander O’Neal, to mainstream audiences and treating them similarly to white artists.  In 1996, Buzz launched One World Entertainment in partnership with The Sanctuary Group, which provided services such as artist management, tour direction, record production and concert tour promotion. Buzz is a member of the R&B Hall of Fame.

Mr. Hickel fills the executive roles of President, Chief Executive Officer, Treasurer and Secretary. Mr. Willis serves as Vice President of the Company. Mr. Willis is also President of one of the Company’s subsidiary, All Access Management Group, LLC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Person") to file reports of initial ownership, ownership and changes in ownership of the common stock with the SEC within certain time periods and to furnish us with copies of all such reports.  These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership. Our Reporting Persons include Mr. Kelly T. Hickel, Mr. Richard P. Rifenburgh, and Mr. Winston "Buzz" Willis, all of whom are directors and/or executive officers of the Company, and the Hickel Living Trust, which holds more than 10% of our common stock, and its trustees.  Based on our review of our files and of filings made with the SEC, we believe that none of the Reporting Persons has filed any of the reports required under Section 16(a). Mr. Hickel became a director and executive officer of the Company in February 2001; Mr. Rifenburgh became a director in July 2001; and Mr. Willis became a director in November 2002. Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Mr. Hickel did not file upon becoming a director, he did not file Statements of Changes in Beneficial Ownership (Forms 4) to report his acquisition of an aggregate of 1,170,299 shares in connection with our acquisition of iBall Media, Inc. in July 2001; his acquisition of 500,000 shares of common stock in March 2002 in lieu of consulting compensation; his acquisition of 850,000 shares of common stock in January 2003 in lieu of consulting compensation; and 9,150,000 shares of common stock in 2004 in lieu of consulting compensation. Of these shares, 7,700,000 were issued to the Hickel Living Trust. Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Mr. Rifenburgh did not file upon becoming a director, he did not file Statements of Changes in Beneficial Ownership (Forms 4) to report his acquisition of 128,718 shares of common stock in September 2001 and 310,451 shares of common stock in October 2001 in connection with our acquisition of iBall Media, Inc. in July 2001; and the acquisition of 1,000,000 shares of common stock in April 2004 for outside director fees.   Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Mr. Willis did not file upon becoming a director, he did not file Statements of Changes in Beneficial Ownership (Forms 4) to report his acquisition of 250,000 shares of common stock in March 2002 in lieu of compensation; and his acquisition of 3,000,000 shares of common stock in January 2003 in lieu of compensation. The Hickel Living Trust failed to file a Statement of Beneficial Ownership (Form 3) upon becoming the beneficial owner of more than 10% of the shares of our common stock in April 2004, and failed to file Statements of Changes in Beneficial Ownership (Form 4) in 2004. The Reporting Persons have indicated to the Company that they are in the process of filing Forms 3, 4 and 5.

Audit Committee Financial Expert

The Securities Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. As of July, 2005, our board of directors has established an audit committee consisting of Richard P. Rifenburgh. We have determined that Mr. Rifenburgh is an "audit committee financial expert," based on his experience described above in this Item 9. SEC rules also require us to determine whether Mr. Rifenburgh, as the sole member of our Audit Committee, is "independent," as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002.  Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of Mr. Rifenburgh by reference to the rules of a national securities exchange or of a national securities association (such as the Nasdaq Stock Market). In accordance with these requirements, we have determined that Mr. Rifenburgh is an "independent director," as determined in accordance with Rule 4200(a) (15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Exchange Act. This Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions, of ours. Our Code of Ethics is available as Exhibit 14. Any amendments or waivers to our Code of Ethics will be disclosed following the date of any such amendment or waiver.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
The following table sets forth all compensation awarded to, earned by or paid by Paradise or its subsidiaries during each of the last three fiscal years to Kelly Hickel, our current Chairman.

	Annual Compensation			Long Term Compensation Awards
Name/Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards (1)	Securities Underlying Options/SAR's	All Other Compensation (2)
Kelly Hickel	2002	---	---	$7,500	---	$46,415
Chairman since	2003	---	---	$3,400	---	$41,695
February 2001	2004	---	---	$45,750	---	$77,390

(1) In April, 2002, the Board of Directors approved the issuance of up to ten million shares of the Company’s common stock to Kelly Hickel, or his designee(s), as payment of compensation due at a price equal to the average of the market value for the thirty days prior to the time the stock is issued as payment. These shares were issued in 2003 and 2004 and are reflected here and in Item 11 below. In 2002, Mr. Hickel received 500,000 shares of stock in lieu of compensation.

(2) These payments made as consulting fees paid and reported on a Form 1099.

Directors' Compensation

Pursuant to our Outside Directors Program, directors who are not employees ("Outside Directors") are entitled to receive non-qualified options to purchase 5,000 shares for each year of service, payable in advance on July 1 of each year, at an exercise price equal to the closing bid price of the common stock on the first trading day of each fiscal year. Mr. Richard Rifenburgh is currently our sole Outside Director. No grants have been made under the Outside Directors Program since July 1, 2000. Mr. Rifenburgh agreed to suspend, effective January 2, 2002, the accrual of additional options until the Company reaches profitability.

Outside Directors are entitled to receive compensation in the amount of $18,000 per annum, 100% payable in stock, as a fee for their services as directors. Such amounts are payable quarterly in arrears. On April 7, 2004 Mr. Rifenburgh, our sole Outside Director, received 1,000,000 shares of common stock pursuant to this plan. The value of the 1,000,000 shares was $2,000 and was recorded as an expense for fiscal period ended December 31, 2004. With the exception of the 1,000,000 shares issued to Mr. Rifenburgh in 2004, the Company and Mr. Rifenburgh agreed to forego his right to receive all director shares, including all shares owed to him since he began his service as a director, and to reestablish his rights to receive Outside Director shares only if and when the Company reaches profitability.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2005 regarding the share ownership of the company by (i) each person who is known to us to be the record or beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each named executive officer; and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	% of Outstanding Shares Owned (3)
Named Executive Officer and Directors:
Kelly Hickel	3,039,702(4)	5.2%
Richard Rifenburgh	1,370,062 (5)	2.3%
Winston Willis	3,250,000	5.5%
All Named Executive Officers and Directors as a group (3 persons)	7,659,764	13%
Beneficial Owners in Excess of 5% (other than Named Executive Officers and Directors):
Porter Capital Corporation	7,125,000 (7)	12.2%
Julia M. Belden	4,500,000 (6)	7.7%
Hickel Living Trust	7,700,000 (8)(9)	13.1%

(1) The address of each beneficial owner identified is c/o Paradise Music & Entertainment, Inc., 122 East 42nd Street, New York, NY 10168, except for (i) Porter Capital Corporation, which is 2112 First Avenue North, Birmingham, AL 10168 and (ii) Julia M. Belden, which is P.O. Box 13590, Denver, CO 80201.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of December 31, 2005 upon the exercise of options, warrants or convertible securities.

(3) Each beneficial owner's percentage ownership is determined by assuming (i) that options, warrants or convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days of December 31, 2005 have been exercised and converted, and (ii) 58,496,358 shares of common stock were outstanding, before any consideration is given to such options, warrants or convertible securities.

(4) Includes 1,450,000 shares issued in 2004. These shares were approved for issuance on April 9, 2002 and are part of the ten million shares issued to Kelly Hickel, or his designee(s), as payment of compensation due.

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

(8) These shares were approved for issuance on April 9, 2002 and are part of the ten million shares issued to Kelly Hickel, or his designee(s), as payment of compensation due.

(9) The Hickel Living Trust pledged 1,674,869 shares of common stock in November 2004 as collateral for a loan to the Company from an outside lender.

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

ITEM 13. EXHIBITS

(a) Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Amended and Restated By-Laws of the Registrant (1)
4.1	Specimen of Registrant's Common Stock Certificate (1)
4.2	Specimen of Registrant's Warrant Certificate (1)
4.3	Form of Representative's Warrant Agreement including form of Warrant (1)
4.4	Form of Warrant Agreement between Registrant and Continental Stock Transfer and Trust Company (1)
10.7	Form of The Registrant's 1996 Stock Option Plan (corrected version) (1)
14	Code of Ethics
21.1	Subsidiaries of Registrant (2)
31	Certification of Kelly Hickel under Rule 13a-14(a)
32	Certification of Kelly Hickel

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Reg. No. 333-13941) which was declared effective by the Securities and Exchange Commission on January 22, 1997. nge Commission on March 29, 2000.

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 15, 2001.

ITEM 14. Principal Accountant Fees and Services

On May 18, 2004, Hein & Associates LLP formally notified the Company that it had resigned as the Company’s certifying accountant, and effective as of October 3, 2003, the Board of Directors approved the engagement of James E. Scheifley & Associates, P.C. to act as its certifying accountant.

(a)    Audit Fees

During our fiscal year ended December 31, 2004, our principal accountant, James E. Scheifley & Associates, billed us approximately $11,500 for professional services that it provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for that fiscal year, as set forth in the table below.

During our fiscal year ended December 31, 2003, our principal accountant, Hein + Associates, billed us aggregate fees in the amount of approximately $9,794, and our principal accountant, James E. Scheifley & Associates, billed us aggregate fees of approximately $10,000, as set forth in the table below. In both cases, these amounts were billed for professional services that the accountants provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for that fiscal year.

Type of Fee	Paid to	Fiscal Year ending 2004	Fiscal Year Ending 2003

Audit	Hein + Associates		$9,794
Audit	James E. Scheifley & Associates	$11,500	$10,000

(b)    Audit-Related Fees

Neither Hein + Associates nor James E. Scheifley & Associates billed us for any audit-related services for the fiscal year ended December 31, 2004 or the fiscal year ended December 31, 2003.

(c)    Tax Fees

Neither Hein + Associates nor James E. Scheifley & Associates billed us for any tax services for the fiscal year ended December 31, 2004 or the fiscal year ended December 31, 2003.

(d)    All Other Fees

Neither Hein + Associates nor James E. Scheifley & Associates billed us for any services other than those disclosed above under the caption "Audit Services" for the fiscal year ended December 31, 2004 or the fiscal year ended December 31, 2003.

(e)    Audit Committee's Pre-Approval Practice

Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. As our principal certifying accountants have not provided services other than audit services for the fiscal year ended December 31, 2004 and the fiscal year ended December 31, 2003, it has not been necessary for our Audit Committee to approve the performance of any such services for such fiscal years.

According to information provided by our principal certifying accountants, all services were performed by persons who were their full time employees.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, State of New York on February 14, 2006.

PARADISE MUSIC & ENTERTAINMENT, INC.

By:	/s/ Kelly Hickel
Kelly Hickel, Chairman

In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates below.

Signature	Title	Date

/s/ KELLY HICKEL	Chairman of the Board	February 14, 2006
Kelly Hickel

/s/ RICHARD P. RIFENBURGH	Vice Chairman	February 14, 2006
Richard P. Rifenburgh

/S/ WINSTON WILLIS	Director	February 14, 2006
Winston Willis

PARADISE MUSIC & ENTERTAINMENT, INC.
CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

INDEPENDENT AUDITOR’S REPORT	15

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET	16

CONSOLIDATED STATEMENTS OF OPERATIONS	17

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	18

CONSOLIDATED STATEMENTS OF CASH FLOWS	19 - 20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	21 - 25

ENVIRONMENTAL TESTING LABORATORIES, INC.
FINANCIAL STATEMENTS

CONTENTS

INDEPENDENT AUDITOR’S REPORT	26

FINANCIAL STATEMENTS

BALANCE SHEET	27

STATEMENTS OF OPERATIONS	28

STATEMENTS OF CASH FLOWS	29

NOTES TO FINANCIAL STATEMENTS	30 - 32

PRO FORMA CONDENSED FINANCIAL STATEMENTS
PARADISE MUSIC & ENTERTAINMENT, INC.
ENVIRONMENTAL TESTING LABORATORIES, INC.

CONTENTS

INTRODUCTION TO PRO FORMA STATEMENTS	33

PRO FORMA CONDENSED STATEMENT OF OPERATIONS	34

PRO FORMA CONDENSED BALANCE SHEET	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Paradise Music and Entertainment, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheet of Paradise Music and Entertainment, Inc. and its subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paradise Music and Entertainment, Inc. and its subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has substantial deficits of stockholders’ equity and working capital, which raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tinter Scheifley Tang, LLC
Certified Public Accountants

Denver, Colorado
January 11, 2006

Paradise Music & Entertainment, Inc.
Consolidated Balance Sheet
As of December 31, 2004

ASSETS

Current assets:
Cash	$114

Total current assets	$114

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable - financial institution	$340,000
Accounts payable	5,043,892
Notes payable - other	662,250
Accrued Interest	261,089
Accrued wages	483,136
Accrued expenses - other	738,379

Total current liabilities	7,528,746

Stockholders' equity: Preferred stock, $.01 par value, 5,000,000 shares authorized	-
Common stock, $.01 par value, 75,000,000 shares authorized, 58,496,358 shares issued and outstanding	584,964
Additional paid-in capital	27,026,355
Accumulated (deficit)	(35,139,951)
(7,528,632)

Total Current Liabilities and Stockholders’ Equity	$114

See accompanying notes to financial statements.

Paradise Music & Entertainment, Inc.
Statements of Operations
Years Ended December 31, 2004 and 2003

	December 31,	December 31,
	2004	2003

Marketing, selling, general and administrative	$48,467	$7,218

Total operating expenses	48,467	7,218

Profit (Loss) from continuing operations	(48,467)	(7,218)

Other (income) and expense
Interest expense	133,541	89,985
Other (Income)	(55,205)	-

Total Other (Income) and Expenses	78,336	89,985

Net Profit (Loss)	$(126,803)	$(97,203)

Basic and diluted (loss) per share	$0.00	$0.00

Weighted average shares outstanding	53,656,906	39,811,563

See accompanying notes to financial statements.

Paradise Music & Entertainment, Inc.
Consolidated Statement of Changes in Stockholders' Equity
Years Ended December 31, 2004 and 2003

	Common Shares	Stock Amount	Additional Paid -in Capital	Common Stock Subscriptions	Accumulated Deficit	Total
ACTIVITY

Balance, January 1, 2003	36,246,358	$362,463	$26,937,834	$200,000	$(34,915,945)	$(7,415,645)

Issuance of stock for services Previously accrued	3,850,000	38,500	(23,100)			15,400

Compensation value of warrants Issued for financing			667			667
Net (loss) for the year	-	-	-	-	(97,203)	(97,203)

Balance, December 31, 2003	40,096,358	400,963	26,915,402	200,000	(35,013,148)	(7,496,782)

Issuance of stock for services	3,750,000	37,500	(29,000)			8,500

Issuance of stock for services Previously expensed	10,650,000	106,500	(57,750)			48,750

Issuance of previously authorized Common stock subscriptions	4,000,000	40,000	160,000	(200,000)		-

Compensation value of warrants Issued for financing			37,703			37,703

Net Profit (Loss) for year	-	-	-	-	(126,803)	(126,803)

Balance, December 31, 2004	58,496,358	$584,964	$27,026,355	$-	$(35,139,951)	$(7,528,632)

See accompanying notes to financial statements.

Paradise Music & Entertainment, Inc.
Statements of Cash Flows
Years Ended December 31, 2004 and 2003

	December 31, 2004	December 31, 2003

Net (loss)	$(126,803)	$(97,205)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash consulting expense in connection with warrants		667
Common stock issued for services	8,500
Compensation value of warrants issued for financing	37,703

Changes in assets and liabilities:
Increase (decrease) in accounts payable	(113,353)	(87,133)
Increase (decrease) in accrued expenses	71,968	38,097

Total adjustments	4,818	(48,369)
Net cash (used in) operating activities	(121,985)	(145,574)

Cash flows from financing activities:
Proceeds from bank borrowings	-	23,692
Proceeds from loans	117,000	110,000

Net cash provided by financing activities	117,000	133,692

Increase (decrease) in cash	(4,985)	(11,882)
Cash and cash equivalents, beginning of period	5,099	16,981
Cash and cash equivalents, end of period	$114	$5,099

See accompanying notes to financial statements.

Paradise Music & Entertainment, Inc.
Statements of Cash Flows
Years Ended December 31, 2004 and 2003

	December 31, 2004	December 31, 2003

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Options, warrants and stock granted for services	$8,500	$667

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Paradise Music & Entertainment, Inc. ("Paradise") was incorporated in the State of Delaware in July 1996. Paradise is a diversified company which currently operates in the environmental testing and music and entertainment industries. The Company had no significant revenue producing operations during the years ended December 31, 2004 and 2003. The Company plans to market sponsor-targeted entertainment projects, including the development and production of proprietary festivals, events and branding campaigns for corporate clients. The Company is currently in negotiations for a music event for the 2006 season. The Company entered the environmental testing industry on February 14, 2005 through an asset acquisition agreement completed with Environmental Testing Laboratories, Inc., a New York corporation (See Note 3.)

The Company is pursuing other acquisitions in the following vertical industry segments:

DISTRIBUTION
Parts for servicing retail petroleum outlets

SERVICES
Environmental Testing

MANUFACTURING
Product lines and companies that have a quantifiable market upside opportunity

The Company, to date, has not identified any additional merger candidates.

Principles of Consolidation - The consolidated financial statements include the accounts of Paradise and its wholly-owned subsidiaries, iball Media, PDSE Events, All Access, PDSE Records, Push Records, PDSE Digital, Rave, Picture Vision, Straw Dogs and Shelter Films (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. In 2001, the Company discontinued operations in all the subsidiaries except for All Access Entertainment Management Group, Inc.

Reclassifications - Certain items presented in the previous year’s financial statements have been reclassified to conform to current year presentation.

Revenue Recognition - The Company’s current revenue comes from short term festival and event marketing. These are typically short term projects and the revenues are recognized when the project is completed. Revenue from the provision of environmental testing services is recorded when the service has been performed.

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

Stock Warrants - Stock warrants issued for goods and services are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Warrants that are Issued to other than Employees for Acquisition, or in Conjunction with Selling Goods and Services. Accordingly warrants subject to vesting based on performance, will be valued each reporting period until vested. The portion of the value related to the completed term of the related agreement is expensed, and the remaining non-cash deferred consulting expense is amortized over the remaining term of the agreement. The value of such related warrants was subject to adjustment until such time that the warrant was nonforfeitable, fully vested and exercisable. All warrants issued as consideration for goods or services, either were fully vested or cancelled as of December 31, 2004.

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

Loss Per Common Share - Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for all periods presented. Unexercised stock options and warrants to purchase 6,598,879 shares at December 31, 2004 and 4,728,026 shares at December 31, 2003 of the Company's common stock were not included in the computations of diluted earnings per common share because their effect would have been antidilutive as a result of the Company's losses. In February, 2005, as part of the Asset Purchase of Environmental Testing Laboratories, Inc., the Company agreed to issue 280,000 shares of Series A Preferred Stock to the sellers. This transaction will significantly affect earnings per share in future periods.

Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 "Disclosures about fair value of financial instruments," approximate the carrying amounts presented in the consolidated balance sheet.

Use of Estimates in Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information - The Company follows SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Stock-Based Compensation - The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans. New accounting pronouncements - In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company currently does not consolidate any entities under the provisions of FIN 46-R.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year or interim period beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

2. CONTINUED OPERATIONS:

For the year ended December 31, 2004 the Company had a net loss of $127,000 compared to a net loss of $97,000 for the year ended December 31, 2003 and has working capital and stockholders’ deficits of $7,528,632 at December 31, 2004. The Company's strategy is to maximize the opportunity for growing the Company into a profitable operating company. That strategy is to acquire companies that are, or can be, operated profitability in three vertical business areas: Distribution, Services and Manufacturing. The Company’s management has operated manufacturing and service companies in a variety of fields for over 35 years. While there has been some progress made on the implementation of this relatively new strategy, the strategy is still in its infancy and the Company has generated limited revenues from it. The Company presently has limited credit facilities and is in default on several loan instruments. All of the above factors raise substantial doubt about our ability to continue as a going concern.

The Company's status as a going concern is dependent on its ability to successfully implement a marketing plan and generate sufficient revenues to operate on a profitable basis, continued financial support by officers and major shareholders and raising of additional funds for working capital. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. ASSET ACQUISITION AGREEMENT

On February 14, 2005, ETL Acquisition Corp. (“ETL”), a Delaware corporation and a wholly owned subsidiary of Paradise Music & Entertainment, Inc., completed the acquisition of all or substantially all of the assets and business of Environmental Testing Laboratories, Inc.  Environmental Testing Laboratories, Inc. is a privately held company based in Farmingdale, New York, and engaged in the business of environmental testing (as further set forth in the Asset Purchase Agreement filed as Exhibit 2.1 to this Current Report and incorporated herein by reference). ETL acquired assets consisting primarily of accounts receivables, machinery and laboratory equipment of Environmental Testing Laboratories, Inc. valued at $1,915,463 at the time of the closing. At closing ETL paid for these assets by assuming liabilities of $761,820 from Environmental Testing Laboratories, Inc. and agreeing to assume additional liabilities of $1,153,643 from affiliate companies of Environmental Testing Laboratories, Inc.. The $761,820 assumed directly from Environmental Testing Laboratories, Inc. consisted of approximately $530,000 of accounts payable, approximately $170,000 of tax obligations due to various taxing authorities, and approximately $63,000 in judgments entered against Environmental Testing Laboratories, Inc.. The additional liabilities of $1,153,643 from affiliate companies of Environmental Testing Laboratories, Inc. which ETL agreed to assume would be determined by ETL in the future at its sole discretion; however, ETL agreed to pay a minimum of $250,000 of this $1,153,643 within thirty days of the closing. On February 24, 2005 ETL made a payment of $250,000 in cash against the additional liabilities.

On December 19, 2005 the parties agreed to amend the terms of the purchase as follows: In consideration for the purchased assets, the purchase price was reduced to $1,274,079, which ETL agreed to pay at closing by the assumption of accounts payable and accrued expenses in the amount of $546,441, the assumption of additional liabilities of $671,638 from affiliate companies of Environmental Testing Laboratories, Inc., and the issuance of preferred shares as noted below.

As part of the consideration for the acquisition, Paradise agreed to issue 280,000 shares of its Series B Preferred Stock to Environmental Testing Laboratories, Inc. The parties agreed to amend the terms of the purchase, with effect from the date of the original agreement, to provide for the issuance by Paradise of 280,000 shares of its Series A Preferred Stock, rather than its Series B Preferred Stock. The Series A Preferred Stock is convertible, at the option of the holder or of the Company, into ten (10) shares of Paradise common stock. The holders of shares of Series A Preferred Stock are entitled to receive an annual dividend of five cents per share, but do not receive a liquidation preference with respect to the Series A Preferred shares. The fair value of the Series A Preferred Stock at the purchase date was $56,000, based of the trading price of the underlying common stock.

The asset purchase was consummated in connection with the Company’s efforts to expand its intended business focus. The Company launched a new strategy in order to maximize the opportunity for growing the Company into a profitable operating company. That strategy is to acquire companies that are, or can be, operated profitability in three vertical business areas: Distribution, Services and Manufacturing.

Had the purchase transaction been completed as of the beginning of the 2004 fiscal year, the Company’s net loss would have increased to $444,365 ($.01 per share).

At the purchase date, the net assets of Environmental Testing Laboratories, Inc. consisted of:

Accounts Receivable	$353,814
Property & Equipment	920,265
Accounts Payable and Accrued Expenses	(546,441)
Additional Liabilities	(671,638)
$56,000

4. DEBT:

Financing Agreement - On April 25, 2001, the Company entered into a commercial financing agreement with Porter Capital Corporation (PCC). The agreement provides that the Company sell, transfer, set over and assign certain invoices and accounts receivable to the lender, with recourse. The credit facility provided for maximum revolving borrowings up to $1,500,000. Borrowings under this facility are based on a funding formula and, in addition to the accounts receivable and invoices are collateralized by all of the Company's remaining assets. On April 12, 2004, PCC agreed to extend to Paradise a new line of credit in the amount of five million dollars upon its normal business terms for accounts receivable financing for the purposes of acquisitions by Paradise. As of December 31, 2004 approximately $300,000 was outstanding under the line. Advances from the lender bear interest at 18% per annum and were originally due on April 15, 2005. Paradise agreed to deposit 15,000,000 fully paid and non-assessable shares of its Common Stock in escrow (“Escrow Stock”) pursuant to an Escrow Agreement. On December 19, 2005, an agreement was reached with PCC waiving all current defaults and the Due Date of the Senior Loan Balance was revised to April 15, 2006. All obligations with respect to the Escrow Stock have been deleted in their entirety.

On April 12, 2004, PCC agreed to provide $40,000 as a secured loan for three years at an interest rate of 10% per annum. The interest is payable quarterly in arrears, in cash or stock, at the lenders option. PCC received warrants to purchase 500,000 shares of the company’s stock at a price of $0.002 per share. This loan was provided for the company’s working capital needs. All of these funds have already been advanced to the company, and $7,250 of the compensation value of the stock ($29,000) has been accreted as additional interest expense for fiscal year ending December 31, 2004.

On February 3, 2004, a private investor loaned the Company $25,500 for working capital needs. The loan plus interest at 12% per annum is due after one year. In connection with the loan, the Company granted the investor 510,000 common stock purchase warrants with an exercise price of $0.01 per share. Such warrants are exercisable for a period of three years from the closing date. The fair value of the warrants, determined using the Black-Scholes method to be $8,821, has been included as additional interest expense for the year ended December 31, 2004.

On December 16, 2004, a private investor with an existing loan balance to the Company of $27,000 agreed to loan an additional $46,500 to the Company for working capital purposes. The new loan balance of $73,500 plus interest at 15% per annum is due after one year. In connection with the loan, the Company granted the investor 860,853 common stock purchase warrants with an exercise price of $0.002 per share. Such warrants are exercisable for a period of three years from the closing date. The fair value of the warrants, determined using the Black-Scholes method to be $21,632, has been included as additional interest expense for the year ended December 31, 2004.

Notes payable totaling $662,250 are past due and in default. The notes currently bear a default interest rate of 15%.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

At December 31, 2004, accounts payable and accrued expenses include an aggregate of $4,595,115 of past due liabilities of certain of the Company’s inactive subsidiaries.

6. INCOME TAXES:

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
-

As of December 31, 2004, the Company has a net operating loss carry forward of approximately $21,227,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2023. The deferred tax asset of approximately $7,217,000 relating to the operating loss carry forward has been fully reserved at December 31, 2004. The reserve increased by approximately $42,000 during fiscal year ending December 31, 2004.

7. COMMITMENTS AND CONTINGENCIES:

The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company's common stock valued on the last day of the applicable quarter. As the only outside director, Mr. Rifenburgh signed an agreement on January 2, 2002 to suspend the accrual of compensation until the Company begins significant operations. The Company has agreed to pay the Chairman $240,000 per year. The Company was not able to make these payments, nor have they accrued the expense for fiscal year ended December 31, 2004. The Chairman, Mr. Hickel, agreed on January 2, 2004 to suspend the accrual of compensation until the Company begins significant operations.

8. STOCKHOLDERS' EQUITY:

During 2004, the Company issued 10,650,000 shares of common stock to consultants for services that had been accrued in 2002 as part of the Company’s restructuring plan. An additional 2,750,000 shares of common stock were issued to consultants for services performed in 2004. These additional shares were valued at approximately $6,500, based on the trading value of the Company’s common stock on the dates the share issuances were approved by the Company’s Board of Directors, and this amount has been recorded in operations for fiscal year 2004. An additional one million shares were issued to outside directors at a value of $2,000, which has been recorded in operations for fiscal year 2004. Also during 2004, four million shares of common stock were issued to Porter Capital Corporation. These shares were authorized and the related expense was accounted for in fiscal year 2002.

9. STOCK OPTIONS:

On October 8, 1996, the Board of Directors adopted and the stockholders approved the Option Plan. The Option Plan provides for the granting of incentive stock options ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-qualified stock options ("NQSOs") and/or Stock Appreciation Rights (SARs) to certain directors, agents and employees of, and consultants to the Company. The purpose of the Option Plan is to attract and retain exemplary employees, agents, consultants and directors. Options and SARs granted under the Option Plan may not be exercisable for terms in excess of 10 years from the date of grant. In addition, no options or SARs may be granted under the Option Plan later than 10 years after the Option Plan's effective date. The total number of shares of Common Stock with respect to which options and SARs will be granted under the Option Plan is 3,000,000. The shares subject to and available under the Option Plan may consist, in whole or in part, of authorized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option or SAR that terminates, expires or lapses for any reason, and any shares purchased pursuant to an option and subsequently repurchased by the Company pursuant to the terms of the option, shall again be available for grant under the Option Plan. As part of the Option Plan, the Board of Directors set aside for Outside Directors an aggregate of 100,000 stock options to eligible directors of the Company. Each eligible director receives 5,000 stock options per annum, subject to adjustment, for his services on the Board on each July 1. The options are exercisable at the fair market value of the common stock on the last date preceding the date of grant. The maximum term of the stock options is 5 years and the stock options may be exercised at any time for a period of 5 years after the date of grant. As the only outside director, Mr. Rifenburgh signed an agreement on January 2, 2002 to suspend the accrual of compensation until the Company begins significant operations.

The activity in the Option Plan is as follows:	Exercise Price Number of Options	Per share range
Balances outstanding January 1, 2003	1,954,192	0.25 - 5.00
Granted	- 0 -	n/a
Cancelled	610,192	0.25 - 3.00
Balances outstanding Dec 31, 2003	1,344,000	1.00 - 5.00
Granted	- 0 -	n/a
Cancelled	- 0 -	n/a
Balances outstanding December 31, 2004	1,344,000	1.00 - 5.00

The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Option Plan and Program. Had compensation for the Company's stock options been determined based on the fair value at the grant dates, consistent with the provisions of SFAS No. 123, the Company's consolidated net loss and loss per common share would not have been adjusted as no options were granted for the periods presented.

10. STOCK WARRANTS:

The following table summarizes common stock warrant activity:
	Shares	Exercise Prices

Warrants outstanding as of January 1, 2003	4,389,635	0.02 - 3.00
Granted	333,250	0.002
Cancelled	1,338,859	1.06 - 3.00
Warrants outstanding as of December 31, 2003	3,384,026	0.002 - 2.61
Granted	2,870,853	0.002 - 0.01
Cancelled	n/a	n/a
Warrants outstanding as of December 31, 2004	6,254,879	0.002 - 2.61

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for grants:

	For the Years Ended December 31,
	2004	2003
Volatility	49.03	40.0
Interest rate	12%	15%
Dividends	n/a	n/a
Expected term	24	12

The expense for warrants granted in 2004 and 2003 was $37,703 and $667 respectively and is discussed further in Note 4 and is related primarily to additional cost of debt issuance.

11. SUBSEQUENT EVENTS:

In conjunction with the transaction described in Note 3, ETL entered into a promissory note whereby it borrowed $500,000 from Capstone Business Credit LLC (“Capstone”). The promissory note was secured by substantially all of the assets of ETL. The note shall bear interest at the rate of 24% per annum and is payable by ETL in 24 installments of $15,000 commencing on February 28, 2005 until February 28, 2007, at which time the remaining unpaid principal and interest shall be due and payable. In addition, in connection with the asset acquisition, ETL entered into a Discount Factoring Agreement with Capstone whereby Capstone agreed to advance ETL an amount equal to seventy-five (75%) percent of certain of its accounts receivable. Capstone will remit payment to ETL upon its acceptance of the assignment of each account receivable. Paradise Music and Kelly Hickel, the President and CEO of Paradise Music, have jointly and severally guaranteed the faithful and timely performance and satisfaction by ETL of its obligations under both the promissory note and the Discount Factoring Agreement, including without limitation the payment of all amounts when due under such agreements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Environmental Testing Laboratories, Inc.

We have audited the accompanying balance sheet of Environmental Testing Laboratories, Inc. as of December 31, 2004, and the related statements of operations, stockholders’ (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Testing Laboratories, Inc. as of December 31, 2004, and results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations and has working capital and stockholders’ deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tinter Scheifley Tang, LLP
Certified Public Accountants

Denver, Colorado
December 10, 2005

Environmental Testing Laboratories, Inc.
Balance Sheet
December 31, 2004

Assets

Current assets:
Accounts receivable, net of allowance for doubtful accounts of $45,944	$452,457
452,457

Property and equipment, net of accumulated depreciation of $1,658,485	452,184
$904,641

Liabilities and stockholders' (deficit)

Current liabilities:
Cash overdraft	$1,840
Accounts payable and accrued expenses	640,264
Loans from affiliated companies	1,168,446
Capital leases payable	-
Total current liabilities	1,810,550

Stockholders' (deficit):
Common stock, $.001 par value,
25,000,000 shares authorized,
18,476,186 shares issued and outstanding	10,000
Accumulated deficit	(915,909)
(905,909)

$904,641

See accompanying notes to financial statements.

Environmental Testing Laboratories, Inc.
Statements of Operations
Years Ended December 31, 2004 and 2003

	2004	2003

Sales	$2,308,498	$3,303,658
Sales to affiliates	613,155	549,279
	2,921,653	3,852,937

Cost of sales	(1,934,558)	(2,914,397)

Gross margin	987,095	938,540

Other costs and expenses:
Selling, general and administrative	1,211,396	1,630,452
(Loss) from operations	(224,301)	(691,912)

Interest expense - affiliates	93,262	73,788

Net (loss)	(317,563)	(765,700)

Retained earnings (deficit) - beginning of year	(598,346)	167,354

(Deficit) - end of year	$(915,909)	$(598,346)

See accompanying notes to financial statements.

Environmental Testing Laboratories, Inc.
Statements of Cash Flows
Years Ended December 31, 2004 and 2003

	2004	2003

Net income (loss)	$(317,563)	$(765,699)

Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation expense	150,372	187,811
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	112,078	409,866
Prepaid expenses and other assets	802	33,193
Increase (decrease) in:
Cash overdraft	1,840	-
Accounts payable	(305,352)	125,976
Advances from affiliates	637,384	(328,505)
Total adjustments	597,125	428,341
Net cash (used in)
operating activities	279,561	(337,358)

Cash flows from investing activities:
Acquisition of property and equipment	-	(15,603)
Net cash provided by
investing activities	-	(15,603)

Cash flows from financing activities:
Loans from related parties	-	300,000
Repayment of related party loans	(300,000)	-
Net cash provided by
financing activities	(300,000)	300,000

Decrease in cash	(20,439)	(52,961)
Cash and cash equivalents, beginning of period	20,439	73,400
Cash and cash equivalents, end of period	$(0)	$20,439

See accompanying notes to financial statements.

Environmental Testing Laboratories, Inc.
Notes to Financial Statements
December 31, 2004

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

Environmental Testing Laboratories Inc. (the “Company”) was incorporated in New York on August 2, 1988.

The Company provides laboratory testing services to various businesses and governmental units principally in the Northeastern United States. The Company’s services are designed to detect the presence and levels of environmental pollutants in liquid and solid samples provided by its customers.

Through February 14, 2005, the Company was owned by fewer than ten related shareholders who also control a number of businesses which provide construction and maintenance services to petroleum retail outlets. A significant amount of the Company’s revenues are derived from services provided to these related companies.

On February 14, 2005, the Company was party to an asset purchase agreement with Paradise Music & Entertainment, Inc., a Delaware corporation with executive offices in Denver, CO. (See Note 8.)

Revenue Recognition

The Company recognizes testing revenue when services are provided. The Company currently operates in one business activity.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of assets is computed using the straight-line method over the following estimated useful lives.

Laboratory equipment	3 - 10 years
Furniture and fixtures	3 - 7 years

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measure the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. At December 31, 2004, no impairment of long-lived assets was deemed appropriate.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general and administrative expenses were $4,578 and $14,185 during 2004 and 2003, respectively.

Segment Information

The Company follows SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Recent Pronouncements

In December 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46-R “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets for the criteria to be used in determining whether an investment is a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company does not currently consolidate any entities under the provisions of FIN 46-R.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, “Inventory Pricing.” Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” SFAS 123(R) amends SFAS 123, “Accounting for Stock-Based Compensation,” and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first fiscal year or interim period beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management does not expect adoption of SFAS 123(R) to have a material impact on the Company’s financial statements.

NOTE 2. BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations as a result of decreased revenues coupled with certain fixed operating costs included in cost of sales and higher than anticipated general and administrative costs. For the year ended December 31, 2004, the Company incurred a net loss of $317,563 and has a working capital deficit of $1,358,093 and a stockholders’ deficit of $915,909 at December 31, 2004.

The Company’s ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity and debt financing for its operations and is seeking to expand its operations. Failure to secure such financing may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consisted of the following:

Furniture and office equipment	$299,459
Laboratory equipment	1,835,287
2,134,746
Accumulated depreciation	(1,682,562)
$452,184

Depreciation expense for the years ended December 31, 2004 and 2003 was $150,372 and $187,811, respectively.

NOTE 4. LOANS FROM AFFILIATED COMPANIES

Loans from affiliated companies reflect the net balance due to The Tyree Company and its affiliates at December 31, 2004, which amounted to $1,168,446. At December 31, 2004 the Company was related to these entities as a result of common ownership of the Company and the affiliates. The balance due consists of the net balance of cash advances and repayments, inter-company charges for expenses such as rent, utilities, insurance, interest and other operating costs, offset by sales made by the Company to the affiliates.

During the years ended December 31, 2004 and 2003 such transactions consisted of the following:

	2004	2003

Sales to affiliates	$613,155	$549,279
Allocation of expenses	958,005	1,133,546
Cash advanced to affiliates	341,149	7,000
Cash advanced to the Company	158,284	-

NOTE 5. INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
-

The Company joins in the consolidated federal and state income tax returns of The Tyree Organization and its affiliates. No benefit from the Company’s operating losses has been allocated to the Company from the consolidated group. No recognition of the future benefit of the accumulated operating losses has made in connection with the change in ownership of the Company’s assets as described in Note 8.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office and laboratory facility from an affiliated company at a rate of $19,500 per month, including utility costs, on a month to month basis.

Rent and utility expense for the years ended December 31, 2004 and 2003 including the above lease was $189,504 and $165,753, respectively.

Litigation

During the periods covered by these financial statements the Company has been involved in litigation resulting from its normal business operations. The Company does not believe that any of the litigation will have a material impact on its financial condition or results of operation.

NOTE 7. SUBSEQUENT EVENTS

On February 14, 2005, the Company completed an “Asset Acquisition Agreement” with ETL Acquisition Corp. (“ETL”), a Delaware corporation and a wholly owned subsidiary of Paradise Music & Entertainment, Inc., whereby ETL acquired substantially all of the assets and business of Environmental Testing Laboratories, Inc. At closing ETL paid for these assets by assuming liabilities of $761,820 from Environmental Testing Laboratories, Inc. and agreeing to assume additional liabilities of $1,153,643 from affiliate companies of Environmental Testing Laboratories, Inc. The $761,820 assumed directly from ETL consisted of approximately $530,000 of accounts payable, approximately $170,000 of tax obligations due to various taxing authorities, and approximately $63,000 in judgments entered against Environmental Testing Laboratories, Inc.. ETL is obligated to make payment on the accounts payable in the ordinary course of business. The additional liabilities of $1,153,643 from affiliate companies of Environmental Testing Laboratories, Inc. which ETL has agreed to assume will be determined by ETL in the future at its sole discretion; however, ETL agreed to pay a minimum of $250,000 of this $1,153,643 within thirty days of the closing. On February 24, 2005 ETL made a payment of $250,000 in cash against the additional liabilities.

On December 19, 2005 the parties agreed to amend the terms of the purchase as follows: In consideration for the purchased assets, the purchase price was reduced to $1,274,079, which ETL agreed to pay at closing by the assumption of accounts payable and accrued expenses in the amount of $546,441, additional liabilities in the amount of $671,638, and the issuance of preferred shares as noted below.

As additional consideration for the acquisition, Paradise Music agreed to issue 280,000 shares of its Series B Preferred Stock to Environmental Testing Laboratories, Inc.. The parties agreed to amend the terms of the purchase, with effect from the date of the original agreement, to provide for the issuance by Paradise of 280,000 shares of its Series A Preferred Stock, rather than its Series B Preferred Stock. The Series A Preferred Stock is convertible, at the option of the holder or of the Company, into ten (10) shares of Paradise common stock. The holders of shares of Series A Preferred Stock are entitled to receive an annual dividend of five cents per share, but do not receive a liquidation preference with respect to the Series A Preferred shares. Additional consideration paid by Paradise Music as a result of the issuance of the Preferred Stock amounted to $56,000, based of the trading price of the underlying common stock .  Paradise expects to account for the asset purchase using the purchase method of accounting.

In conjunction with the transaction described above, ETL entered into a promissory note whereby it borrowed $500,000 from Capstone Business Credit LLC (“Capstone”). The promissory note was secured by substantially all of the assets of ETL. The note shall bear interest at the rate of 24% per annum and is payable by ETL in 24 installments of $15,000 commencing on February 28, 2005 until February 28, 2007, at which time the remaining unpaid principal and interest shall be due and payable. In addition, in connection with the asset acquisition, ETL entered into a Discount Factoring Agreement with Capstone whereby Capstone agreed to advance ETL an amount equal to seventy-five (75%) percent of certain of its accounts receivable. Capstone will remit payment to ETL upon its acceptance of the assignment of each account receivable. Paradise Music and Kelly Hickel, the President and CEO of Paradise Music, have jointly and severally guaranteed the faithful and timely performance and satisfaction by ETL of its obligations under both the promissory note and the Discount Factoring Agreement, including without limitation the payment of all amounts when due under such.

Pro Forma Condensed Financial Statements

Introduction

The transaction consists of the “Asset Acquisition Agreement” with ETL Acquisition Corp. (“ETL”), a Delaware corporation and a wholly owned subsidiary of Paradise Music & Entertainment, Inc., whereby ETL acquired substantially all of the assets and business of Environmental Testing Laboratories, Inc. At closing ETL paid for these assets by assuming liabilities of $761,820 from Environmental Testing Laboratories, Inc. and agreeing to assume additional liabilities of $1,153,643 from affiliate companies of Environmental Testing Laboratories, Inc. The $761,820 assumed directly from ETL consisted of approximately $530,000 of accounts payable, approximately $170,000 of tax obligations due to various taxing authorities, and approximately $63,000 in judgments entered against Environmental Testing Laboratories, Inc.. ETL is obligated to make payment on the accounts payable in the ordinary course of business. The additional liabilities of $1,153,643 from affiliate companies of Environmental Testing Laboratories, Inc. which ETL has agreed to assume will be determined by ETL in the future at its sole discretion; however, ETL agreed to pay a minimum of $250,000 of this $1,153,643 within thirty days of the closing. On February 24, 2005 ETL made a payment of $250,000 in cash against the contingent liabilities.

On December 19, 2005 the parties agreed to amend the terms of the purchase as follows: In consideration for the purchased assets, the purchase price was reduced to $1,274,079, which ETL agreed to pay at closing by the assumption of accounts payable and accrued expenses in the amount of $546,441, additional liabilities in the amount of $671,638, and the issuance of preferred shares as noted below.

The entities involved in the Pro Forma Financial Statements are Paradise Music & Entertainment, Inc. (Paradise), a Delaware corporation, and Environmental Testing Laboratories, Inc., a New York corporation affiliated with The Tyree Company Group, Inc.

The period covered by the Pro forma Financial Statements is fiscal year ending December 31, 2004.

The Pro Forma Condensed Statement of Operations indicates that had the purchase been transacted January 1, 2004, the result would have been a profit of $232,691 for the condensed entities. The pro forma only considers the income (loss) from continuing operations before any Other Income or extraordinary items, and as such, does not recognize the $55,205 in Other Income from the Paradise historical statement of operations. Adjustments to depreciation, interest and corporate allocations were all adjusted in the preparation of the pro forma results.

Pro Forma Statements of Operations
Paradise Music & Entertainment, Inc. (PDSE)
Environmental Testing Laboratories, Inc. (ETL)

	Historical PDSE Profit & Loss Jan - Dec 04	Historical ETL Profit & Loss Jan - Dec 04	Pro Forma Adjustments		Pro Forma Results Profit & Loss Jan - Dec 04

Sales	0	2,921,653			2,921,653

Cost of Goods	0	1,934,558	(565,000)	(1)	1,369,558
Gross Profit	0	987,095			1,552,095

S, G & A	48,467	1,211,396	(266,000)	(2)	993,863
Net Operating Income	(48,467)	(224,301)			558,232

Other (Income) Expenses
Depreciation Expense			92,000	(3)	92,000
Interest Expense	133,541		100,000	(4)	233,541
Interest Expense - affiliates		93,262	(93,262)	(5)	0
Other Income	(55,205)		55,205	(6)	0
Total Other (Income) Expense	78, 366	93,262			325,541

Net Income (Loss)	(126,803)	(317,563)			232,691

Notes to Pro Forma Statements of Operations:
(1) COGS was reduced by $473K due to elimination of expenses previously charged by affiliated companies; Depreciation expense of $92K was reclassified from COGS to Other Expenses
(2) SG&A was reduced by the Corp Allocation of $616K which the Company is no longer subject to; SG&A was increased by $350K due to costs no longer covered by Corporate
(3) Depreciation of $92K was reclassified from COGS to Other Expense
(4) Additional interest expense of $100K due to the Capstone Equipment Loan
(5) “Interest expense due to affiliates” eliminated as it was not part of the acquired assets and liabilities
(6) “Other Income” due to payment of receivable previously written off and therefore eliminated from pro forma

Pro Forma Balance Sheets
Paradise Music & Entertainment, Inc. (PDSE)
Environmental Testing Laboratories, Inc. (ETL)

	Historical PDSE Balance Sheet as of 12/31/04	Historical ETL Balance Sheet as of 12/31/04	Pro Forma Adjustments		Pro Forma Results Balance Sheet as of 12/31/04

Cash	114	0	500,000	(1)	500,114
Accounts Receivable	0	452,457			452,457
Total Current Assets	114	452,457			952,571
Fixed Assets
Property & Equipment	0	452,184	468,081	(2)	920,265
Total Fixed Assets	0	452,184			920,265
TOTAL ASSETS	114	904,641			1,872,836
LIABILITIES & EQUITY
Accounts Payable
A/P - Paradise	5,043,893				5,043,893
A/P - ETL		640,264			640,264
A/P - Additional Liabilities			671,638	(3)	671,638
Total Accounts Payable	5,043,893	640,264			6,355,795
Other Current Liabilities
Capstone Equipment Loan			500,000	(4)	500,000
NP - Financial Institutions	340,000				340,000
Notes Payable - Other	662,250				662,250
Loans from affiliated companies		1,168,446	(1,168,446)	(5)	0
Cash overdraft		1,840	(1,840)	(5)	0
Accrued Interest	261,089		100,000	(6)	361,089
Accrued Wages	483,136				483,136
Accrued Expenses - Other	738,379				738,379
Total Other Current Liabilities	2,484,854	1,170,286			3,084,854
Total Liabilities	7,528,747	1,810,550			9,440,649
Equity
Common Stock - Par Value	584,964	10,000	(10,000)	(7)	584,964
PIC - Common Stock	27,026,355				27,026,355
Preferred Stock Series A			56,000	(8)	56,000
Retained Earnings	(35,139,149)	(598,346)	269,672	(9)	(35,467,823)
Net Income (Loss)	(126,803)	(317,563)	(55,205)	(10)	232,691
Total Equity	(7,528,633)	(905,909)			(7,567,813)
TOTAL LIABILITIES & EQUITY	114	904,641			1,872,836

Notes to Pro Forma Balance Sheet:
(1) Record cash from Capstone Equipment Loan at time of acquisition
(2) Write up Property & Equipment to FMV at time of acquisition
(3) Record additional liabilities as part of the acquisition
(4) Record Capstone Equipment Loan
(5) Eliminate Loans from affiliate companies and Cash overdraft as not part of the acquired assets and liabilities
(6) Increase Accrued Interest to record increased interest expense due to Capstone Equipment Loan
(7) Eliminate Common Stock of ETL as not part of the acquired assets and liabilities
(8) Record valuation of 280,000 shares of Preferred Stock Series A as part of the acquisition
(9) Adjustment due to elimination of retained earnings of ETL and offsetting items (4) and (6)
(10) Elimination of extraordinary items per rules for Pro Forma presentations