Form 10KSB
period 2005-12-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2007-04-19
CIK 1024464

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 10-KSB

[x]   ANNUAL REPORT PURSUANT TO SECTION l3 OR l5 (d) OF
THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 2005

OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12635
----------------------

PARADISE MUSIC & ENTERTAINMENT, INC.
(Name of Small Business Issuer in its charter)

Delaware	13-3906452
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

122 East 42nd Street, New York, New York	10168
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (888) 565-3259

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of Each Exchange on Which Registered
----------------------	-------------------------------------------------------
Common Stock, par value $0.01 per share	Over-the-counter

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Note—Checking the box above will not relieve any registration required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes |__| No |X_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     |  |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes |__| No |X_|

The issuer had $2,916,000 in revenues for the year ended December 31, 2005.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer on March 1, 2007 was approximately $328,000. On such date, the last sale price of issuer's common stock was $0.011. Solely for the purposes of this calculation, shares beneficially owned by directors, officers and beneficial owners of in excess of 10% of the registrant's common stock have been excluded, except shares with respect to which such persons disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such persons are, in fact, affiliates of registrant. As of January 31, 2007 there were 58,496,358 shares of common stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company"), a diversified holding company, is focused on adding to its 2005 acquisition, Environmental Testing Laboratories, Inc. (“ETL”). Now a wholly owned subsidiary, ETL operates profitably in the nationwide $1.8 billion a year environmental testing industry. Expanding ETL is a focal point for Paradise, and it is pursuing additional businesses. The Company, through its new expansion plans, along with its recently expanded management team, is working to attract and subsequently acquire companies operating successfully in other high growth industries. The goals of the expansion strategy include utilizing the Company’s existing Net Operating Loss (NOL) as well as aggregating these companies into successful subsidiaries. As of the date of this report, we are not in the process of negotiating any additional mergers or acquisitions. Paradise operates offices in New York and Colorado.

In the past, we attempted to operate Paradise as a music and entertainment company focused on partnering with other companies to build their brands. In 2005, the Company launched the first step of the new strategy in order to maximize the opportunity for growing into a profitable operating company. That strategy is to acquire companies that are, or can be, operated profitably in the Services and Manufacturing sectors. Management has 35 years experience profitably operating manufacturing and service companies.

Paradise is considering pursuing acquisitions in the following vertical industry segments:

SERVICES
Environmental Testing
To that end, Paradise acquired Environmental Testing Laboratories, Inc. (ETL) of Farmingdale, NY in February 2005 as reported below.

MANUFACTURING
Product lines and companies that have a quantifiable market upside opportunity.

In these potential scenarios, Paradise expects to improve the operational performance and the asset utilization of the acquired entities via both horizontal and vertical expansion. In each scenario, Paradise plans to increase its revenues while holding overhead and capitalization costs to a minimum by integrating back office, front office and field systems, routes and personnel. When it is appropriate, Paradise expects to spin these successful companies out to its shareholders as separate public entities.

2005 ACQUISITION OF ENVIRONMENTAL TESTING LABORATORIES, INC.

On February 14, 2005, ETL Acquisition Corp. (“ETL”), a Delaware corporation and a wholly owned subsidiary of Paradise, completed the acquisition of all or substantially all of the assets and business of Environmental Testing Laboratories, Inc.  Environmental Testing Laboratories, Inc. is a privately held company based in Farmingdale, New York, and engaged in the business of environmental testing (as further described in the Current Report on form 8-K filed with the United States Securities and Exchange Commission (the "SEC") on February 18, 2005 and the Asset Purchase Agreement filed as Exhibit 2.1 to that

Current Report and incorporated herein by this reference). ETL acquired assets consisting primarily of accounts receivable, machinery and laboratory equipment of Environmental Testing Laboratories, Inc. valued at $1,915,463 at the time of the closing. At closing ETL paid for these assets by assuming liabilities of $761,820 from Environmental Testing Laboratories, Inc. and agreeing to assume additional liabilities of $1,153,643 from affiliated companies of Environmental Testing Laboratories, Inc. The $761,820 assumed directly from Environmental Testing Laboratories, Inc. consisted of approximately $530,000 of accounts payable, approximately $170,000 of tax obligations due to various taxing authorities, and approximately $63,000 in judgments entered against Environmental Testing Laboratories, Inc. The additional liabilities of $1,153,643 from affiliated companies of Environmental Testing Laboratories, Inc. which ETL agreed to assume would be determined by ETL in the future at its sole discretion; however, ETL agreed to pay a minimum of $250,000 of this $1,153,643 within thirty days of the closing. On February 24, 2005 ETL made a payment of $250,000 in cash against the additional liabilities.

On December 19, 2005 the parties agreed to amend the terms of the purchase as follows: In consideration for the purchased assets, the purchase price was reduced to $1,274,079, which ETL agreed to pay at closing by the assumption of accounts payable and accrued expenses in the amount of $546,441, the assumption of additional liabilities from affiliated companies of Environmental Testing Laboratories, Inc. in the amount of $671,638, and the issuance of preferred shares as noted below.

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

In conjunction with the transaction described above, ETL borrowed $500,000 from Capstone Business Credit LLC (“Capstone”) and executed a promissory note in that principal amount. The promissory note was secured by substantially all of the assets of ETL. The note bears interest at the rate of 24% per annum and is payable by ETL in 24 installments of $15,000 commencing on February 28, 2005 until February 28, 2007, at which time the remaining unpaid principal and interest are due and payable (as further set forth in the Promissory Note filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2005 and incorporated herein by this reference). In addition, in connection with the asset acquisition, ETL entered into a Discount Factoring Agreement with Capstone whereby Capstone agreed to advance ETL an amount equal to seventy-five (75%) percent of certain of its accounts receivable. Capstone will remit payment to ETL upon its acceptance of the assignment of each account receivable (as further set forth in the Discount Factoring Agreement filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2005 and incorporated herein by this reference). Paradise Music & Entertainment, Inc. and Kelly Hickel, personally, and as the President and CEO of Paradise Music & Entertainment at the time of the acquisition of Environmental Testing Laboratories, Inc., have jointly and severally guaranteed the faithful and timely performance and satisfaction by ETL of its obligations under both the promissory note and the Discount Factoring Agreement, including without limitation the payment of all amounts when due under such agreements (as further set forth in the Guarantee filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2005 and incorporated herein by this reference).

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

Based on our acquisition of Environmental Testing Laboratories, Inc., the Company is going to focus in the near term on acquiring additional businesses in the environmental testing industry. In these scenarios, the Company expects to improve the operational performance and the asset utilization of the acquired entities, if any are acquired, via both horizontal and vertical expansion. In each scenario, the Company plans to increase its revenues while holding overhead and capitalization costs to a minimum by integrating back office, front office and field systems, routes and personnel. We cannot guarantee, however, that we will be able to find entities or businesses in this field that fit within our strategy, or that, if we do find such businesses, we will be able to acquire them or, if they are acquired, to operate them successfully.

We were incorporated in the State of Delaware on July 18, 1996. Our principal executive offices are located at 122 East 42nd Street, Suite 2900, New York, NY 10168, and our telephone number is 888-565-3259.

COMPETITION

We face intense competition both for business and for talent, executives and operating personnel. Regarding our recently acquired business and its competitive position in the industry, it should be noted that ETL operates one of approximately 7,639 testing laboratories in the United States, according to the listings from the Environmental Yellow Pages. These laboratories range from small dedicated local laboratories to large national labs that receive and deliver testing for materials on a national basis. The services provided include all those listed above as well as others not provided by ETL from mold detection and testing to a variety of water testing and other analytical services. ETL competes, primarily, in the regional northeastern US market sector. There are many labs in this regional marketplace. ETL succeeds because of its long relationships with customers. ETL was founded in 1988 and has been servicing many of its customers since that time. ETL’s customers include petroleum companies, contractors, environmental consulting firms and a variety of utilities and municipalities.

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

EMPLOYEES/INDEPENDENT CONTRACTORS

During 2005, we had two executive officer and no other employees. Mr. Hickel continued as Chairman of the Board and filled several executive positions until his resignation on June 15, 2006, as reported in the Company's Current Report on Form 8-K filed June 21, 2006 and incorporated herein by this reference. Mr. Richard Rifenburgh is the non-executive Vice Chairman, a member of the Board of Directors and the Chairman of the audit committee. Mr. Winston Willis serves as a member of the Board of Directors, Vice President of Paradise and President of All Access Entertainment Group, Inc., a subsidiary of the Company. These individuals serve under informal consulting agreements; however none of them are employed full time by the Company. Other services are provided on a consulting basis as needed. ETL, the Company’s operating subsidiary, is headed by Patty Werner-Els, president, who has been an employee of the laboratory for almost 18 years. The chief technical officer is Juan Cuba. All of the approximately 35 employees are engaged as at-will employees and are in the state of New York.

ITEM 2. DESCRIPTION OF PROPERTY

We utilize space occupied by Total Communications Group, Inc. in New York City at 122 E. 42nd Street. We use the space on a periodic basis, but we do not pay rent, having reached an agreement with Total Communications Group in 2002 to utilize space in exchange for 1.2 million shares of our common stock.

Environmental Testing Laboratories, Inc., our recent acquisition, utilizes 11,750 square feet of rented facilities at 208 Route 109 in Farmingdale, New York. The landlord is Tyree Realty, Inc. and is not an affiliate of the Company.

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

:

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

The approximate number of holders of record of our common stock was 94 as of December 31, 2005. We believe that there are in excess of 500 round lot beneficial owners of common stock whose shares are held in street name.

We have never paid a dividend on our common stock. We anticipate that, except those dividends required to be paid on our Series A Preferred Stock, future earnings, if any, will be retained for use in our business or for other corporate purposes and we do not anticipate paying cash dividends on our common stock. The 280,000 shares of Series A Preferred Stock issued in connection with the acquisition of Environmental Testing Laboratories, Inc. have a five cent per share per year cumulative dividend rate, accruable from their date of authorization for issuance. As of December 31, 2005, the Company has accrued dividends in the amount of $12,429 on the shares of Series A Preferred Stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding options Warrants and rights	Weighted-average Exercise price of Outstanding options Warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by security holders	- 0 -	- 0 -	- 0 -

Equity Compensation Plans Not approved by security holders	- 0 -	- 0 -	2,099,083
Total	- 0 -	- 0 -	2,099,083

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2005, we issued the following securities which were not registered under the Securities Act of 1933, as amended: 280,000 shares of Series A Preferred Stock to Tyree Laboratories, Inc. as part of the acquisition described above. No warrants were issued during the fiscal year ending December 31, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company") is a diversified company which currently operates in the environmental testing and music and entertainment industries. The Company has established a PLAN OF OPERATION for 2006 and 2007 based on the continued effort in the entertainment sector and the successful acquisition of Environmental Testing Laboratories, Inc.

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

Regarding the environmental testing space, the PLAN OF OPERATION for 2006 is to a) to complete the required audits of ETL’s financial performance and to consolidate those with the Company’s financial reporting b) manage the cash flow c) increase the marketing activities of ETL d) identify additional acquisition targets and e) prepare to replace the high cost bridge financing used to make the acquisition. It is believed that the combined cash flow of the Company’s businesses will be adequate to support its operations for 2006. The only change in the number of employees is expected to be those needed by ETL to grow its business.

In 2007 the PLAN OF OPERATION is to a) expand the ETL business by 10% or more through increased marketing; b) secure much more reasonable financing to replace the expensive bridge financing; c) begin servicing and/or reducing/settling the Company’s previously acquired debt that was unrelated directly to the ETL acquisition; d) make two additional acquisitions in the environmental testing laboratory sector; and e) identify at least one additional acquisition in other related market sectors. It is expected that acquisitions, if any, can be accomplished by a combination of asset-based borrowing, the issuance of notes and/or Preferred or Common Stock to the seller.

There is no assurance any of the above contemplated plans can be accomplished.

If management is successful in the above PLAN OF OPERATION, the Company’s cash flow in 2006 and 2007 will be adequate to support its existing business and loan repayment obligations, as restructured and agreed with its lenders. Any additional funds that may be needed should be for the purpose of acquisitions. Any expected purchase of plant and equipment will be one of two categories. ETL expects to make modest upgrades of equipment and vehicles necessary to support its business and its possible expansion. Any other purchases of plant and equipment are expected to be the result of acquisitions, if any.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

There were $2.9 million in revenues from continuing operations for the year ended December 31, 2005, compared to no revenues for the year ended December 31, 2004. The loss in 2005 was $124,000 compared to a loss $127,000 in 2004. The increase in revenue was due to the acquisition of Environmental Testing Laboratories, Inc. as described above.

Paradise's marketing, selling, general and administrative expenses increased to $1.2 million for the year ended December 31, 2005, from $48,000 for the year ended December 31, 2004, an increase of over $1.2 million. The increase was due to the acquisition of Environmental Testing Labs, Inc. as described above.

Net interest expense was $391,000 for the year ended December 31, 2005, compared to $134,000 for the year ended December 31, 2004. The increase of $257,000 was due to the expense incurred from financing obligations taken on by the company at the time of the acquisition.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 2005, was $647,000.

Net cash provided by financing activities for the year ended December 31, 2005, was $866,000, which is substantially represented by proceeds from financing arrangements related to the acquisition of Environmental Testing Laboratories, Inc. We had working capital of $137,000 and a stockholders' deficit of $7,570,805 at December 31, 2005.

On April 25, 2001, the Company entered into a commercial financing agreement with Porter Capital Corporation (PCC). The agreement provides that the Company sell, transfer, set over and assign certain invoices and accounts receivable to the lender, with recourse. The credit facility provided for maximum revolving borrowings up to $1,500,000. Borrowings under this facility are based on a funding formula and, in addition to the accounts receivable and invoices are collateralized by all of the Company's remaining assets. On April 12, 2004, PCC agreed to extend to Paradise a new line of credit in the amount of five million dollars upon its normal business terms for accounts receivable financing for the purposes of acquisitions by Paradise. As of December 31, 2005 approximately $300,000 was outstanding under the line. Advances from the lender bear interest at 18% per annum and were originally due on April 15, 2005. Paradise agreed to deposit 15,000,000 fully paid and non-assessable shares of its Common Stock in escrow (“Escrow Stock”) pursuant to an Escrow Agreement. On December 19, 2005, an agreement was reached with PCC waiving all current defaults and the Due Date of the Senior Loan Balance was revised to April 15, 2006. All obligations with respect to the Escrow Stock have been deleted in their entirety. The loan was further amended on October 20, 2006, as described in Subsequent Events.

On February 14, 2005, Environmental Testing Laboratories, Inc. (ETL) signed a Discount Factoring Agreement with Capstone Business Credit, LLC. (Capstone). ETL agreed to appoint Capstone as its sole Factor with respect to all sales and offered to sell and assign, only to Capstone, all Accounts Receivable arising out of such sales. ETL agreed to pay Capstone a commission of 2% in the form of a discount on the face amount of the Account Receivable. This agreement was revised and modified on May 11, 2006, and again on December 14, 2006. The commission rate was dropped to 1.5% on December 14, 2006.

On February 14, 2005, Environmental Testing Laboratories, Inc. (ETL) signed a Promissory Note for a $500,000 Equipment Loan with Capstone Business Credit, LLC. (Capstone). Interest on the outstanding balance shall be computed at the rate of 24% per annum. On May 11, 2006 the equipment loan was raised to $750,000, and on December 14, 2006 the interest rate was reduced to 18% per annum.

Risk Factors

We have a history of losses, we expect more losses in the future and we have substantial doubt regarding our ability to continue as a going concern. The report of our independent auditor contains a qualification that points out factors "raising substantial doubt about our ability to continue as a going concern." Since our inception, we have never been profitable before extraordinary items. We expect profitability in 2006, although there is no assurance that will happen. For the year ended December 31, 2005, we had a net loss of $124,000 compared to a net loss of $127,000 for the year ended December 31, 2004. We presently have limited credit facilities and we are in default on several loan instruments. These factors raise substantial doubt about our ability to continue as a going concern, though we may report positive net income in 2006.

We believe we do have available funds sufficient to sustain our operations through the fourth quarter of 2006 as a result of our acquisition of Environmental Testing Laboratories, Inc. Our available funds generally consist of cash and the funding derived from our revenue sources: income related relating to music festivals, and in 2005, environmental testing. As of December 31, 2005, we had $137,000 in available cash. Reducing operating expenses and capital expenditures alone will not be sufficient to solve our liquidity problems. Unless we are able to obtain sufficient funding through equity or debt offerings we will not be able to expand our business. Even if we are able to obtain additional financing it may not be sufficient to expand our current operations.

For the year ended December 31, 2005 the Company had a net loss of $124,000 compared to a net loss of $127,000 for the year ended December 31, 2004 and has stockholders’ deficits of $7,570,805 at December 31, 2005. The Company's strategy is to maximize the opportunity for growing the Company into a profitable operating company. That strategy is to acquire companies that are, or can be, operated profitability in two vertical business areas: Services and Manufacturing. The Company’s management has operated manufacturing and service companies in a variety of fields for over 35 years. While there has been some progress made on the implementation of this relatively new strategy, the strategy is still in its infancy. The Company presently has limited credit facilities and is in default on several loan instruments. All of the above factors raise substantial doubt about our ability to continue as a going concern.

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

The Company’s Directors and officers make all decisions regarding selection of management, budgeting, marketing, salaries and other matters affecting the Company. Shareholders have little, if any, ability to influence the management or the direction of the Company.

Agreements and arrangements between the Company and the Directors are not the result of arm’s-length negotiations and may result in conflicts of interest. See “MANAGEMENT- Compensation.”
The Company intends to initiate additional acquisitions in the future and has only limited prior acquisition history. A shareholder in the Company must rely upon the ability of Management in identifying, structuring, and implementing acquisitions consistent with the Company's objectives and policies. There can be no assurance that there will be any additional acquisitions.
The Company may involve high degrees of leverage. Accordingly, recessions, operating problems and other general business and economic risks may have a more pronounced effect on the profitability or survival of the company. Also, increased interest rates increase the company’s interest expenses. In the event the company cannot generate adequate cash flow to meet debt service, the Company may suffer a partial or total loss of capital invested in the company.

Decisions with respect to the management of the Company will be made by Management of the Company or its parent. The loss of the services of one or more of the Principals of Management could have an adverse impact on the Company's ability to realize its business objectives.

The principals of the Company anticipate devoting sufficient time as may be necessary to conduct the business affairs of the Company in an appropriate manner. However, two of the Principals of the Company and its parent are not full time employees and may participate in activities of other companies. There can be no assurance that the participation in such additional Companies will not give rise to conflicts of interest.

ITEM 7. FINANCIAL STATEMENTS

See the index to our financial statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of October 3, 2003, the Board of Directors approved the engagement of James E. Scheifley & Associates, P.C. to act as its certifying accountant. In April 2005, Mr. Scheifley formed a new company known as Tinter Scheifley Tang, LLC. On May 24, 2005 the Company signed an engagement letter with Tinter Scheifley Tang, LLP to act as its certifying accountants. Tinter Scheifley Tang, LLC’s report on the financial statements for December 31, 2005, contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles, other than its “going concern” paragraph.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Kelly Hickel, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of December 31, 2005.

(b) Internal controls. During the year ended December 31, 2005, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors, executive officers and key executives of our operating groups during fiscal year ended December 31, 2005 are as follows:

Name	Age	Position with Company	Held Since

Kelly T Hickel	64	Chairman	February 2001*

Richard P. Rifenburgh	74	Vice-Chairman	July 2001

Winston ‘Buzz’ Willis	60	Director	November 2002*

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

*Subsequent Events

As reported in the Company's Current Report on Form 8-K filed June 21, 2006, Kelly Hickel resigned his positions as a director and as chairman, president, chief executive officer, treasurer, and secretary of the Company, effective at the close of business on June 15, and Mr. Winston "Buzz" Willis resigned his positions as a director and as a vice president of the Company, effective at the close of business on June 15, 2006. Mr. Willis also resigned his positions as chief executive officer and president of All Access Entertainment Management Group, Inc., a subsidiary of the Company.

As reported in the Company's Current Report on form 8-K filed February 2, 2007 (and amended in a Current Report filed on February 14, 2007), the Company elected Mr. Paul Lisak, M.S., R.E.H.S to fill the vacant Board seat previously held by Kelly T. Hickel. Mr. Lisak, age 62, retired in 2002 as Los Angeles (“LA”) County’s Hazardous Materials Control Manager, and from over 30 years service devoted to the administration and management of public health. Mr. Willis was also elected to fill the vacant Board seat that he previously held prior to his resignation in June 2006. In addition, Ms. Julia Belden was elected as Treasurer of the Company, a position she holds in addition to the position of Secretary, which she has held since June 2006. Ms. Patty Werner-Els was elected to the position of President of Environmental Testing Laboratories, Inc (ETL), the Company’s operating subsidiary. Ms. Werner-Els has been employed at ETL for 18 years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Person") to file reports of initial ownership, ownership and changes in ownership of the common stock with the SEC within certain time periods and to furnish us with copies of all such reports.  These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership. Our Reporting Persons include Mr. Kelly T. Hickel, Mr. Richard P. Rifenburgh, and Mr. Winston "Buzz" Willis, all of whom are directors and/or executive officers of the Company, and the Hickel Living Trust, which holds more than 10% of our common stock, and its trustees.  Based on our review of our files and of filings made with the SEC, we believe that none of the Reporting Persons has filed any of the reports required under Section 16(a). Mr. Hickel became a director and executive officer of the Company in February 2001; Mr. Rifenburgh became a director in July 2001; and Mr. Willis became a director in November 2002. Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Mr. Hickel did not file upon becoming a director, he did not file Statements of Changes in Beneficial Ownership (Forms 4) to report his acquisition of an aggregate of 1,170,299 shares in connection with our acquisition of iBall Media, Inc. in July 2001; his acquisition of 500,000 shares of common stock in March 2002 in lieu of consulting compensation; his acquisition of 850,000 shares of common stock in January 2003 in lieu of consulting compensation; and 9,150,000 shares of common stock in 2004 in lieu of consulting compensation. Of these shares, 7,700,000 were issued to the Hickel Living Trust. Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Mr. Rifenburgh did not file upon becoming a director, he did not file Statements of Changes in Beneficial Ownership (Forms 4) to report his acquisition of 128,718 shares of common stock in September 2001 and 310,451 shares of common stock in October 2001 in connection with our acquisition of iBall Media, Inc. in July 2001; and the acquisition of 1,000,000 shares of common stock in April 2004 for outside director fees.   Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Mr. Willis did not file upon becoming a director who owned 250,000 shares of common stock received in March 2002 in lieu of compensation; and he did not file Statements of Changes in Beneficial Ownership (Forms 4) upon his acquisition of 3,000,000 shares of common stock in January 2003 in lieu of compensation. The Hickel Living Trust failed to file a Statement of Beneficial Ownership (Form 3) upon becoming the beneficial owner of more than 10% of the shares of our common stock in April 2004. The Reporting Persons have indicated to the Company that they are in the process of filing forms 3, 4 and 5.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid by Paradise or its subsidiaries during each of the last two fiscal years to any of our officers and directors for all services rendered to Paradise and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31, 2005 and December 31, 2004.

SUMMARY COMPENSATION TABLE

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kelly T. Hickel, Chairman (Principal Executive Officer)	2005	123,646	20,000						143,646
	2004	123,140							123,140

Mr. Hickel's compensation for 2004 and 2005 was payment for consulting services accrued by the Company in prior years, with the exception of a $20,000 bonus paid upon the closing of the acquisition of Environmental Testing Laboratories, Inc. in early 2005.

Directors' Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2005.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard P. Rifenburgh	18,000						18,000
Winston Willis	43,900						43,900

Pursuant to our Outside Directors Program, directors who are not employees ("Outside Directors") are entitled to receive non-qualified options to purchase 5,000 shares for each year of service, payable in advance on July 1 of each year, at an exercise price equal to the closing bid price of the common stock on the first trading day of each fiscal year. Mr. Richard Rifenburgh was our sole Outside Director during 2005. No grants have been made under the Outside Directors Program since July 1, 2000. Mr. Rifenburgh agreed to suspend, effective January 2, 2002, the accrual of additional options until the Company reaches profitability.

Outside Directors are entitled to receive compensation in the amount of $18,000 per annum, 100% payable in stock, as a fee for their services as directors. Such amounts are payable quarterly in arrears. On April 7, 2004 Mr. Rifenburgh, our sole Outside Director at the time of the award, received 1,000,000 shares of common stock pursuant to this plan. The value of the 1,000,000 shares was $2,000 and was recorded as an expense for fiscal period ended December 31, 2004. With the exception of the 1,000,000 shares issued to Mr. Rifenburgh in 2004, the Company and Mr. Rifenburgh agreed to forego his right to receive all director shares, including all shares owed to him since he began his service as a director, and to reestablish his rights to receive Outside Director shares only if and when the Company reaches profitability.

All directors are reimbursed for certain expenses in connection with attendance at Board of Directors and Committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers or who are associated with us do not receive compensation for service as directors. We do not have any employment agreements with any of the Named Executive Officers.

During the fiscal year ending December 31, 2005, Mr. Rifenburgh and Mr. Willis received consulting fees from the Company in the amounts of $18,000 and $43,900, respectively, as indicated in the table above.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	% of Outstanding Shares Owned (3)
Named Executive Officer and Directors:
Kelly Hickel	3,039,702(4)	5.2%
Richard Rifenburgh	1,370,062 (5)	2.3%
Winston Willis	3,250,000	5.5%
All Named Executive Officers and Directors as a group (3 persons)	7,659,764	13%
Beneficial Owners in Excess of 5% (other than Named Executive Officers and Directors):
Porter Capital Corporation	7,125,000 (7)	12.2%
Julia M. Belden	4,500,000 (6)	7.7%
Hickel Living Trust	7,700,000 (8)	16.0%

(1) The address of each beneficial owner identified is c/o Paradise Music & Entertainment, Inc., 122 East 42nd Street, New York, NY 10168, except for (i) Porter Capital Corporation, which is 2112 First Avenue North, Birmingham, AL 10168 and (ii) Julia M. Belden, which is P.O. Box 59, Denver, CO 80201.

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

(8) Includes 7.7 million shares which were approved for issuance on April 9, 2002 and are part of the ten million shares issued to Kelly Hickel, or his designee(s), as payment of compensation due.

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

ITEM 13. EXHIBITS

(a) Exhibits
Exhibit
Number	Description

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Amended and Restated By-Laws of the Registrant (1)
4.1	Specimen of Registrant's Common Stock Certificate (1)
4.2	Specimen of Registrant's Warrant Certificate (1)
4.3	Form of Representative's Warrant Agreement including form of Warrant (1)
4.4	Form of Warrant Agreement between Registrant and Continental Stock Transfer and Trust Company (1)
10.7	Form of The Registrant's 1996 Stock Option Plan (corrected version) (1)
14	Code of Ethics
21.1	Subsidiaries of Registrant (2)
31	Certification of Richard P. Rifenburgh under Rule 13a-14(a)
32	Certification of Richard P. Rifenburgh

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (Reg. No. 333-13941) which was declared effective by the Securities and Exchange Commission on January 22, 1997.

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 15, 2001.

ITEM 14. Principal Accountant Fees and Services

(a)    Audit Fees

During our fiscal year ended December 31, 2005, our principal accountant, James E. Scheifley of Tinter Scheifley Tang, LLC, billed us approximately $22,750 for professional services that were provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for that fiscal year, as set forth in the table below.

During our fiscal year ended December 31, 2004, our principal accountant, James E. Scheifley & Associates, billed us aggregate fees of approximately $11,500, as set forth in the table below. These amounts were billed for professional services that the accountants provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for that fiscal year.

Type of Fee	Paid to	Fiscal Year ending 2005	Fiscal Year Ending 2004

Audit	Tinter Scheifley Tang, LLC	$22,750	$11,500

(b)    Audit-Related Fees

Tinter Scheifley Tang, LLC did not bill us for any audit-related fees for the fiscal year ended December 31, 2005 or the fiscal year ended December 31, 2004.

(c)    Tax Fees

Tinter Scheifley Tang, LLC did not bill us for any tax services for the fiscal year ended December 31, 2005 or the fiscal year ended December 31, 2004.

(d)    All Other Fees

Tinter Scheifley Tang, LLC did not bill us for any services other than those disclosed above under the caption "Audit Services" for the fiscal year ended December 31, 2005 or the fiscal year ended December 31, 2004.

(e)    Audit Committee's Pre-Approval Practice

Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. As our principal certifying accountants have not provided services other than audit services for the fiscal year ended December 31, 2005 and the fiscal year ended December 31, 2004, it has not been necessary for our Audit Committee to approve the performance of any such services for such fiscal years.

According to information provided by our principal certifying accountants, all services were performed by persons who were their full time employees.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, State of New York on April 17, 2007.

PARADISE MUSIC & ENTERTAINMENT, INC.

By:	/s/ Richard P. Rifenburgh
Richard P. Rifenburgh, Chairman

In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates below.

Signature	Title	Date

/s/ RICHARD P. RIFENBURGH	Chairman of the Board	April 19, 2007
Richard P. Rifenburgh

/s/ PAUL LISAK	Director	April 19, 2007
Richard P. Rifenburgh

/S/ WINSTON WILLIS	Director	April 19, 2007
Winston Willis

PARADISE MUSIC & ENTERTAINMENT, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Paradise Music and Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Paradise Music and Entertainment, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradise Music and Entertainment, Inc. as of December 31, 2005, and results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Tinter Scheifley Tang, LLP

Denver, Colorado
February 25, 2007

Paradise Music & Entertainment, Inc.
Consolidated Balance Sheet
December 31, 2005
Assets

Current assets:
Cash	$137,409
Accounts receivable, net of allowance for doubtful accounts of $66,834	698,071
Prepaid expenses	7,292
Total current assets	842,772

Property and equipment, at cost, net of accumulated depreciation of $99,349	903,297

$1,746,069

Liabilities and stockholders' (deficit)

Current liabilities:
Line of credit - financial institution	$778,683
Current portion of long-term debt	88,073
Other notes payable	649,750
Accounts payable	5,743,560
Dividends Payable	12,429
Accrued interest	390,101
Accrued wages	510,291
Accrued expenses - other	791,886
Total current liabilities	8,964,773

Long-term debt	352,101

Stockholders' (deficit):

Preferred stock, $.01 par value, 5,000,000 shares authorized 280,000 shares issued and outstanding	56,000
Common stock, $.01 par value, 75,000,000 authorized 58,496,358 shares issued and outstanding	584,964
Additional paid-in capital	27,065,022
Accumulated (deficit)	(35,276,791)
(7,570,805)

$1,746,069

See accompanying notes to the consolidated financial statements.

Paradise Music & Entertainment, Inc.
Statement of Operations
Years Ended December 31, 2005 and 2004

	2005	2004

Sales	$2,915,698	$-

Cost of sales	1,305,273	-

Gross margin	1,610,425	-

Other costs and expenses:
Selling, general and administrative	1,371,167	48,467
Income (loss) from operations	239,258	(48,467)

Other (income) and expense:
Interest expense	391,131	133,541
Other income	(27,462)	(55,205)
	363,669	78,336

Net (Loss)	(124,411)	(126,803)
Preferred Stock Dividends	(12,429)	-
Net (Loss) attributable to Common Shares	$(136,840)	$(126,803)

Basic and diluted (loss) per share	$-	$-

Weighted average shares outstanding	58,496,358	53,656,906

See accompanying notes to the consolidated financial statements.

Paradise Music & Entertainment, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2005 and 2004

					Additional	Common
	Preferred	Stock	Common	Stock	Paid-in	Stock	Accumulated
ACTIVITY	Shares	Amount	Shares	Amount	Capital	Subscriptions	Deficit	Total

Balance, January 1, 2004		$-	40,096,358	$400,964	$26,915,401	$200,000	$(35,013,148)	$(7,496,784)

Issuance of stock for services			3,750,000	37,500	(29,000)			8,500

Issuance of stock for services previously expensed			10,650,000	106,500	(57,750)			48,750

Issuance of previously authorized common stock subscriptions			4,000,000	40,000	160,000	(200,000)		-

Compensation value of warrants issued for financing					37,703			37,703

Net (loss) for the year							(126,803)	(126,803)
Balance, December 31, 2004	-	-	58,496,358	584,964	27,026,354	-	(35,139,951)	(7,528,632)

Issuance of preferred stock for acquisition	280,000	56,000						56,000

Compensation value of warrants issued for financing					38,667			38,667

Accrued Dividends on Series A Preferred Stock							(12,429)	(12,429)

Net (loss) for the year	-	-	-	-	-	-	(124,411)	(124,411)
Balance, December 31, 2005	280,000	$56,000	58,496,358	$584,964	$27,065,021	$-	$(35,276,791)	$(7,570,805)

See accompanying notes to financial statements.

Paradise Music &Entertainment, Inc.
Statements of Cash Flows
Years Ended December 31, 2005 and 2004

	2005	2004

Net income (loss)	$(124,411)	$(126,803)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation expense	99,349	-
Common stock issued for services		8,500
Compensation value of warrants issued for financing	38,667	37,703
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(344,257)	-
Prepaid expenses and other assets	(7,292)	-
Increase (decrease) in:
Accounts payable	(518,411)	(113,353)
Accrued expenses	209,674	71,968
Total adjustments	(522,270)	4,818

Net cash (used in) operating activities	(646,681)	(121,985)

Cash flows from investing activities:
Acquisition of property and equipment	(82,381)	-

Net cash provided by investing activities	(82,381)	-

Cash flows from financing activities:
Proceeds from bank borrowings	857,843	40,000
Repayment of bank borrowings	(58,986)
Proceeds from loans	67,500	77,000

Net cash provided by financing activities	866,357	117,000

Increase (decrease) in cash	137,295	(4,985)

Cash and cash equivalents, beginning of period	114	5,099

Cash and cash equivalents, end of period	$137,409	$114

Supplemental cash flow information:
Cash paid for interest	$262,119	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Options, warrants and stock granted for services	$-	$8,500
Net assets acquired for preferred stock	$56,000	$-
Accrued Dividends on Series A Preferred Stock	$12,429	$-

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------
Paradise Music & Entertainment, Inc. ("Paradise" or the "Company"), a diversified holding company, is focused on adding to its 2005 acquisition, Environmental Testing Laboratories, Inc. (“ETL”). Now a wholly owned subsidiary, ETL operates profitably in the nationwide $1.8 billion a year environmental testing industry. Paradise operates offices in New York and Colorado, and was incorporated in the State of Delaware in July 1996.

In the past Paradise operated as a music and entertainment company focused on partnering with other companies in the entertainment industry.

Paradise is pursuing acquisitions in the following vertical industry segments:

SERVICES
Environmental Testing
To that end, Paradise acquired Environmental Testing Laboratories, Inc. (ETL) of Farmingdale, NY in February 2005 as reported below.

MANUFACTURING
Product lines and companies that have a quantifiable market upside opportunity.

The Company, to date, has not begun acquisition proceedings with any additional merger candidates.

Principles of Consolidation - The consolidated financial statements include the accounts of Paradise and its wholly-owned inactive subsidiaries, iball Media, PDSE Events, All Access, PDSE Records, Push Records, PDSE Digital, Rave, Picture Vision, Straw Dogs, Shelter Films and the newly acquired Environmental Testing Laboratories, Inc. (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. In 2001, the Company discontinued operations in all the subsidiaries except for All Access Entertainment Management Group, Inc, which is currently inactive.

Reclassifications - Certain items presented in the previous year’s financial statements have been reclassified to conform to current year presentation.

Revenue Recognition - The Company’s current revenue from the provision of environmental testing services is recorded when the service has been performed.

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

Stock Warrants - Stock warrants issued for goods and services are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Warrants that are Issued to other than Employees for Acquisition, or in Conjunction with Selling Goods and Services. Accordingly warrants subject to vesting based on performance, will be valued each reporting period until vested. The portion of the value related to the completed term of the related agreement is expensed, and the remaining non-cash deferred consulting expense is amortized over the remaining term of the agreement. The value of such related warrants was subject to adjustment until such time that the warrant was nonforfeitable, fully vested and exercisable. All warrants issued as consideration for goods or services, either were fully vested or cancelled as of December 31, 2005.

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

Loss Per Common Share - Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for all periods presented. Unexercised stock options and warrants to purchase 4,439,465 shares at December 31, 2005 and 6,598,879 shares at December 31, 2004 of the Company's common stock were not included in the computations of diluted earnings per common share because their effect would have been anti-dilutive as a result of the Company's losses. In February, 2005, as part of the Asset Purchase of Environmental Testing Laboratories, Inc., the Company agreed to issue 280,000 shares of Series A Preferred Stock to the sellers. This transaction will significantly affect earnings per share in future periods.

Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 "Disclosures about fair value of financial instruments," approximate the carrying amounts presented in the consolidated balance sheet due to the short term nature of the instruments...

Use of Estimates in Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs - Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general and administrative expenses were $ 2,403 and $0.00 during 2005 and 2004, respectively.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting changes in Interim Financial Statements—An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In September 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, when the transactions are entered into in contemplation of one another. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The Company does not anticipate that the adoption of this statement will have a material effect on the Group’s financial position or results of operations.

2. CONTINUED OPERATIONS:
    --------------------
For the year ended December 31, 2005 the Company had a net loss of $124,000 compared to a net loss of $127,000 for the year ended December 31, 2004 and has stockholders’ deficits of $7,570,805 at December 31, 2005. The Company's strategy is to maximize the opportunity for growing the Company into a profitable operating company. That strategy is to acquire companies that are, or can be, operated profitability in two vertical business areas: Services and Manufacturing. The Company’s management has operated manufacturing and service companies in a variety of fields for over 35 years. While there has been some progress made on the implementation of this relatively new strategy, the strategy is still in its infancy. The Company presently has limited credit facilities and is in default on several loan instruments. All of the above factors raise substantial doubt about our ability to continue as a going concern.

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

3. ASSET ACQUISITION AGREEMENT
    ---------------------
On February 14, 2005, ETL Acquisition Corp. (“ETL”), a Delaware corporation and a wholly owned subsidiary of Paradise Music & Entertainment, Inc., completed the acquisition of all or substantially all of the assets and business of Environmental Testing Laboratories, Inc.  Environmental Testing Laboratories, Inc. is a privately held company based in Farmingdale, New York, and engaged in the business of environmental testing. ETL acquired assets consisting primarily of accounts receivables, machinery and laboratory equipment of Environmental Testing Laboratories, Inc. valued at $1,915,463 at the time of the closing. At closing ETL paid for these assets by assuming liabilities of $761,820 from Environmental Testing Laboratories, Inc. and agreeing to assume additional liabilities of $1,153,643 from affiliate companies of Environmental Testing Laboratories, Inc. The $761,820 assumed directly from Environmental Testing Laboratories, Inc. consisted of approximately $530,000 of accounts payable, approximately $170,000 of tax obligations due to various taxing authorities, and approximately $63,000 in judgments entered against Environmental Testing Laboratories, Inc. The additional liabilities of $1,153,643 from affiliate companies of Environmental Testing Laboratories, Inc. which ETL agreed to assume would be determined by ETL in the future at its sole discretion; however, ETL agreed to pay a minimum of $250,000 of this $1,153,643 within thirty days of the closing. On February 24, 2005 ETL made a payment of $250,000 in cash against the additional liabilities.

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

At the purchase date, the net assets of Environmental Testing Laboratories, Inc. consisted of:

Accounts Receivable	$ 353,814
Property & Equipment	920,265
Accounts Payable and Accrued Expenses	(546,441)
Additional Liabilities	(671,638)
$ 56,000

Had the acquisition been completed at January 1, 2005, the Company’s results of operations would be as follows:

Sales	3,261,380
Net (loss)	(198,014)
Basic and diluted (loss) per share	0.00

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consisted of the following:

Furniture and office equipment	$36,462
Laboratory equipment	966,184

Accumulated depreciation	99,349
$903,297

Depreciation expense for the years ended December 31, 2005 and 2004 was $99,349 and $0.00 - respectively.

5. DEBT:
    --------------------
Financing Agreement - On April 25, 2001, the Company entered into a commercial financing agreement with Porter Capital Corporation (PCC). The agreement provides that the Company sell, transfer, set over and assign certain invoices and accounts receivable to the lender, with recourse. The credit facility provided for maximum revolving borrowings up to $1,500,000. Borrowings under this facility are based on a funding formula and, in addition to the accounts receivable and invoices are collateralized by all of the Company's remaining assets. On April 12, 2004, PCC agreed to extend to Paradise a new line of credit in the amount of five million dollars upon its normal business terms for accounts receivable financing for the purposes of acquisitions by Paradise. As of December 31, 2005 approximately $300,000 was outstanding under the line. Advances from the lender bear interest at 18% per annum and were originally due on April 15, 2005. Paradise agreed to deposit 15,000,000 fully paid and non-assessable shares of its Common Stock in escrow (“Escrow Stock”) pursuant to an Escrow Agreement. On December 19, 2005, an agreement was reached with PCC waiving all current defaults and the Due Date of the Senior Loan Balance was revised to April 15, 2006. All obligations with respect to the Escrow Stock have been deleted in their entirety. The loan was further amended on October 20, 2006, as described in Subsequent Events.

Notes payable totaling $649,750 are past due and in default. The notes currently bear a default interest rate of 24%.

On February 14, 2005, Environmental Testing Laboratories, Inc. (ETL) signed a Discount Factoring Agreement with Capstone Business Credit, LLC. (Capstone). ETL agreed to appoint Capstone as its sole Factor with respect to all sales and hereby offered to sell and assign, only to Capstone, all Accounts Receivable arising out of such sales. ETL agreed to pay Capstone a commission of 2% in the form of a discount on the face amount of the Account Receivable. This agreement was revised and modified on May 11, 2006, and again on December 14, 2006. The commission rate was dropped to 1.5% on December 14, 2006.

On February 14, 2005, Environmental Testing Laboratories, Inc. (ETL) signed a Promissory Note for a $500,000 Equipment Loan with Capstone Business Credit, LLC. (Capstone). Interest on the outstanding balance shall be computed at the rate of 24% per annum. On May 11, 2006 the equipment loan was raised to $750,000, and on December 14, 2006 the interest rate was reduced to 18% per annum.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
    -------------------------------------
At December 31, 2005, accounts payable and accrued expenses include an aggregate of $4,595,115 of past due liabilities of certain of the Company’s inactive subsidiaries.

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
-

As of December 31, 2005, the Company has a net operating loss carry forward of approximately $21,312,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2023. The deferred tax asset of approximately $7,246,000 relating to the operating loss carry forward has been fully reserved at December 31, 2005. The reserve increased by approximately $29,000 during fiscal year ending December 31, 2005.

7. COMMITMENTS AND CONTINGENCIES:
    -----------------------------
The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company's common stock valued on the last day of the applicable quarter. As the only outside director, Mr. Rifenburgh signed an agreement on January 2, 2002 to suspend the accrual of compensation until the Company begins significant operations. The Company has agreed to pay the Chairman $240,000 per year. The Company was not able to make these payments, nor have they accrued the expense for fiscal year ended December 31, 2005. The Chairman, Mr. Hickel, agreed on January 2, 2004 to suspend the accrual of compensation until the Company begins significant operations.

8. STOCKHOLDERS' EQUITY:
    --------------------
During 2005, the Company issued 280,000 shares of Series A Preferred Stock to the seller of Environmental Testing Laboratories, Inc., the Company’s 2005 acquisition described above. These shares were authorized and the related expense was accounted for in fiscal year 2005.

The holder of each share of Series A Preferred are entitled to receive distributions in cash at the rate of $0.05 per share per calendar year during which such share shall have been authorized to be issued, such distributions to be pro rated for any fraction of a year (based on the number of days in such year) during which such share shall have been so authorized to be issued. Such dividend shall be paid on or before the 30th day after the end of each calendar year. Dividends in the amount of $12,249 were accrued for fiscal year ending December 31, 2005.

9. STOCK OPTIONS:
    ----------------------
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

The activity in the Option Plan is as follows:	Exercise Price
	Number of Options	Per share range
Balances outstanding January 1, 2004	1,344,000	1.00 - 5.00
Granted	- 0 -	n/a
Cancelled	- 0 -	n/a

Balances outstanding Dec 31, 2004	1,344,000	1.00 - 5.00
Granted	- 0 -	n/a
Cancelled	812,333	1.50 - 5.00
Balances outstanding December 31, 2005	531,667	1.00 - 3.00

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

10. STOCK WARRANTS:
      --------------
The following table summarizes common stock warrant activity:

	Shares	Exercise Prices

Warrants outstanding as of January 1, 2004	3,384,026	0.002 - 2.61
Granted	2,907,798	0.002 - 0.01
Cancelled	- 0 -	n/a
Warrants outstanding as of December 31, 2004	6,254,879	0.002 - 2.61
Granted	- 0 -	n/a
Cancelled	2,347,081	0.04 - 2.61
Warrants outstanding as of December 31, 2005	3,907,798	0.002 - 0.05

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for grants:

	For the Years
	Ended December 31,
	2005	2004

Volatility	--	49.03
Interest rate	--	12%
Dividends	--	n/a
Expected term	--	24

The expense for warrants granted in 2004 was $38,667 for 2005 and $37,703 for 2004 and is discussed further in Note 4 and is related primarily to additional cost of debt issuance.

11. SUBSEQUENT EVENTS:
      -----------------

On May 11, 2006, Capstone Business Credit increased the equipment loan from $500,000 to $750,000 and signed an Amended and Restated Discount Factoring Agreement with the Company. On December 14, 2006, Capstone Business Credit reduced the rate of the equipment loan to18% per annum from the previous 24%, and signed a Second Amended and Restated Discount Factoring Agreement with the Company which decreased the commission from 2% to 1.5%.

On June 15, 2006, Mr. Kelly Hickel resigned his positions as a director and as chairman, president, chief executive officer, treasurer, and secretary of Paradise Music & Entertainment, Inc. (the "Company"), effective at the close of business on June 15, and Mr. Winston "Buzz" Willis resigned his positions as a director and as a vice president of the Company, effective at the close of business on June 15, 2006. Mr. Willis also resigned his positions as chief executive officer and president of All Access Entertainment Management Group, Inc., a subsidiary of the Company. Mr. Hickel and Mr. Willis each plan to devote his attention to other business interests. The Company's sole remaining director, Mr. Richard Rifenburgh, has taken over all responsibilities of Mr. Hickel.

As of October 20, 2006, Porter Capital Corporation (“PCC”) agreed to further amend all of the obligations due to it from Paradise. In exchange for the waiver by PCC of all prior defaults under prior agreements, Paradise Music & Entertainment, Inc. executed and delivered to PCC its Promissory Note in the principal amount of $150,000 bearing interest at the rate of 13% per annum. Interest on the Note is payable monthly in arrears commencing December 1, 2006 through November 1, 2008, when the principal of the Note is due and payable. This amended agreement provides that the new Note replaces all other Notes prior to it. This results in $237,351 of debt forgiveness income in the fiscal year 2006.

On February 2, 2007, the board of Directors (the “Board”) of Paradise Music & Entertainment, Inc. (the “Company”) elected Mr. Paul Lisak, M.S., R.E.H.S to fill the vacant Board seat previously held by Kelly T. Hickel. Mr. Lisak, age 62, retired in 2002 as Los Angeles (“LA”) County’s Hazardous Materials Control Manager, and from over 30 years service devoted to the administration and management of public health.

Mr. Winston "Buzz" Willis was also elected to fill the vacant Board seat that he previously held by him prior to his resignation in June 2006. Mr. Willis was the youngest Vice President at RCA and was the founder of the Black Music Division of RCA Records. From the late 1970s to the early 1980s, he served as Senior V.P. of American operations of Phillips Electronics Corp. (parent of Polydor/Polygram Records).

Ms. Julia Belden was elected as Treasurer of the Company in addition to the position of Secretary which she has held since June 15, 2006. Ms. Patty Werner-Els was elected to the position of President of Environmental Testing Laboratories, Inc. (ETL), the Company’s subsidiary. Ms. Werner-Els has been employed at ETL for 17 years.

Mr. Richard P. Rifenburgh maintains his position as Chairman of the Board and the other officer positions he has held since June 2006 and the position of Vice Chairman which he has held since 2001. He also serves on the Board’s Audit Committee, Compensation Committee and Nominating and Governance Committee; as well as Chairman of the Audit Committee.

In consideration for his service on the Board, Mr. Lisak has been granted stock options to purchase 10,000 shares of the Company’s newly-authorized Series C Preferred stock. In consideration for his service on the Board, Mr. Willis was also granted stock options to purchase 10,000 shares of the Company’s Series C Preferred stock. Mr. Rifenburgh, in consideration of his long service and additional responsibilities was granted stock options to purchase 50,000 shares of the Company’s Series C Preferred stock. In consideration for her service as an Officer was granted options to purchase 7,500 shares of the Company’s Series C Preferred stock. Ms. Werner-Els, in consideration for her service as the President of the Company’s operating subsidiary was granted options to purchase 7,500 shares of the Company’s Series C Preferred stock. All options granted to Mr. Lisak, Mr. Rifenburgh, Mr. Willis, Ms. Belden, and Ms. Werner-Els are exercisable for a period of five years from the date of grant at an exercise price of $1.10 per share of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into 100 shares of the Company's Common Stock, subject to adjustment, if, as, and when the Company has authorized a sufficient number of shares of Common Stock for issuance upon such conversion. The Company has agreed to register under the Securities Act of 1933, as amended, and to register or qualify under the applicable securities laws of other jurisdictions, at its expense, the shares of Common Stock into which the shares of Series C Preferred stock are convertible. Upon the effectiveness of such registrations and qualifications, the shares of Series C Preferred Stock will automatically be converted into shares of Common Stock as described above.