Form 10KSB
period 2006-12-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2008-03-31
CIK 1024464

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

| x |   ANNUAL REPORT PURSUANT TO SECTION l3 OR l5 (d) OF THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 2006

OR
|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12635

PARADISE MUSIC & ENTERTAINMENT, INC.
(Name of Small Business Issuer in its charter)

Delaware	13-3906452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2637 E. Atlantic Blvd #133 Pompano Beach, FL	33062
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (888) 565-3259

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	Over-the-counter

Securities registered pursuant to Section 12(g) of the Exchange Act:   None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   |__|

Note—Checking the box above will not relieve any registration required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes |__|  No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   |__|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |__|  No |X|

The issuer had $3,178,377 in revenues for the year ended December 31, 2006.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer on December 31, 2007 was approximately $302,559. On such date, the last sale price of issuer’s common stock was $0.009. Solely for the purposes of this calculation, shares beneficially owned by directors, officers and beneficial owners of in excess of 10% of the registrant’s common stock have been excluded, except shares with respect to which such persons disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such persons are, in fact, affiliates of registrant. As of December 31, 2007 there were 58,496,358 shares of common stock outstanding, 280,000 shares of Series A Preferred Stock outstanding and 362,300 shares of Series C Preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one)                                         Yes |__|  No |X|

PART I

The statements contained in this Annual Report that are not historical facts are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our need to raise additional capital, our history of losses, our change in focus with our business strategy, our ability to find, acquire, and integrate other businesses, and the high-risk nature of the music and entertainment business.

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Paradise Music & Entertainment, Inc. (“Paradise” or the “Company”) was incorporated in the State of Delaware on July 18, 1996. Our principal executive offices are located at 2637 E. Atlantic Blvd, #133, Pompano Beach, FL 33062, and our telephone number is 888-565-3259. Paradise operates offices in New York, Florida and Colorado, and was incorporated in the State of Delaware in July 1996.

Paradise is focused on adding to its 2005 acquisition, Environmental Testing Laboratories, Inc. (“ETL”). Now a wholly owned subsidiary, ETL operates profitably in the nationwide $1.8 billion a year environmental testing industry. In the past Paradise operated as a music and entertainment company focused on partnering with other companies in the entertainment industry. Paradise is now pursuing acquisitions in the following vertical industry segment:

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

As indicated by the acquisition of Environmental Testing Laboratories, Inc., Paradise has launched a new strategy in order to maximize the opportunity for growing the Company into a profitable operating company. That strategy is to acquire companies that are, or can be, operated profitability in the service industry. The Company’s management has operated service companies in a variety of fields for over 35 years.

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

The Company, to date, has not begun acquisition proceedings with any additional merger candidates, but has identified a number of potential candidates. There can be no assurances that such acquisitions will occur.

Principles of Consolidation

The consolidated financial statements include the accounts of Paradise and its wholly-owned inactive subsidiaries, iball Media, PDSE Events, All Access, PDSE Records, Push Records, PDSE Digital, Rave, Picture Vision, Straw Dogs, Shelter Films and the newly acquired Environmental Testing Laboratories, Inc. (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In 2001, the Company discontinued operations in all the subsidiaries except for All Access Entertainment Management Group, Inc. In 2007 the Company sold the discontinued operations to a third party. See subsequent events.

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

EMPLOYEES/INDEPENDENT CONTRACTORS

On June 15, 2006, Mr. Kelly Hickel resigned his positions as a director and as chairman, president, chief executive officer, treasurer, and secretary of Paradise Music & Entertainment, Inc. (the “Company”), effective at the close of business on June 15, 2206. Mr. Winston “Buzz” Willis resigned his positions as a director and as a vice president of the Company, effective at the close of business on June 15, 2006. Mr. Willis also resigned his positions as chief executive officer and president of All Access Entertainment Management Group, Inc., a subsidiary of the Company. Mr. Richard Rifenburgh took over all responsibilities of chairman and chief executive officer, and Ms. Julia Belden was elected Secretary of the Company. Patricia Werner-Els was appointed president of the Company’s wholly owned subsidiary, Environmental Testing Laboratories, Inc. Ms. Werner-Els has been an employee of the laboratory for 18 years. The chief technical officer is Juan Cuba. All of the approximately 35 employees are engaged as at-will employees and are in the state of New York.

ITEM 2.   DESCRIPTION OF PROPERTY

We utilize space occupied by Total Communications Group, Inc. in New York City at 122 E. 42nd Street. We use the space on a periodic basis, but we do not pay rent, having reached an agreement with Total Communications Group to utilize space in exchange for shares of our common or Preferred stock.

Environmental Testing Laboratories, Inc., our recent acquisition, utilizes 11,750 square feet of rented facilities at 208 Route 109 in Farmingdale, New York. The landlord is Tyree Realty, Inc. and is not an affiliate of the Company.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

Our common stock traded on the Nasdaq Small Cap Market from January 22, 1997 through March 15, 2008 under the symbol “PDSE.pk”. Beginning May 2002, the only bid and ask quotations for our common stock were those provided by market makers and other dealers who listed such quotations with the National Daily Quotation Service, commonly referred to as the interdealer “Pink Sheets.” The high and low bid prices of our common stock (as reported by Nasdaq (and, after May 2002, the pink sheets, as reported by the National Quotation Bureau)) were as follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Period	High	Low

2007	01/01/07 - 03/31/07	$0.050	$0.007
	04/01/07 - 06/30/07	$0.100	$0.008
	07/01/07 - 09/30/07	$0.035	$0.008
	10/01/07 - 12/31/07	$0.024	$0.008

2006	01/01/06 - 03/31/06	$0.030	$0.008
	03/31/06 - 06/30/06	$0.017	$0.006
	07/01/06 - 09/30/06	$0.007	$0.006
	10/01/06 - 12/31/06	$0.009	$0.003

2005	01/01/05 - 03/31/05	$0.037	$0.014
	04/01/05 - 06/30/05	$0.025	$0.015
	07/01/05 - 09/30/05	$0.023	$0.006
	10/01/05 - 12/31/05	$0.023	$0.008

The approximate number of holders of record of our common stock was 91 as of December 31, 2007. We believe that there are in excess of 500 round lot beneficial owners of common stock whose shares are held in street name.

We have never paid a dividend on our common stock. We anticipate that, except those dividends required to be paid on our Series A Preferred Stock, future earnings, if any, will be retained for use in our business or for other corporate purposes and we do not anticipate paying cash dividends on our common stock. The 280,000 shares of Series A Preferred Stock issued in connection with the acquisition of Environmental Testing Laboratories, Inc. have a five cent per share per year cumulative dividend rate, accruable from their date of authorization for issuance. As of December 31, 2006, the Company has accrued dividends in the amount of $16,249 on the shares of Series A Preferred Stock.

Equity Compensation Plan Information as of December 31, 2006.

Plan Category	Number of Securities to be Issued upon Exercise of Warrants and rights Outstanding options Warrants and rights	Weighted-average Exercise price of Outstanding options Warrants and rights	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by security holders	- 0 -	- 0 -	- 0 -
Equity Compensation Plans Not approved by security holders	- 0 -	- 0 -	2,099,083
Total	- 0 -	- 0 -	2,099,083

The Company filed a Form S-8 Registration Statement under the Securities Act of 1933 with respect to the Company’s 2001 Consultant Stock Compensation Plan on September 10, 2001. Five million shares were registered and awards were authorized to be made as Common Stock or options or warrants to purchase Common Stock under this Plan. The terms of the options and warrants are to be determined by the Board of Directors at its discretion. Such awards were authorized to be made only to Consultants who have provided bona fide services to the Company. The Board of Directors may suspend or terminate the plan at any time or from time to time, but no such action shall adversely affect the rights of a person granted an Award under this Plan prior to that date.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2006, no stock and no warrants were issued.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Paradise Music & Entertainment, Inc. (“Paradise” or the “Company”) currently operates in the environmental testing industry. The Company has established a PLAN OF OPERATION for 2008 based on the continued effort in the environmental testing sector and the expansion of that business.

Regarding the environmental testing space, the PLAN OF OPERATION for 2008 is to a) to manage the cash flow; b) increase the marketing activities of ETL; c) identify additional acquisition targets and e) prepare to replace the high cost bridge financing used to make the acquisition. It is believed that the cash flow of the Company’s business will not be adequate to support its operations for 2008 and additional financing is being sought. The only change in the number of employees is expected to be those needed by ETL to grow its business.

In 2008 the PLAN OF OPERATION is to a) expand the ETL business by 10% or more through increased marketing; b) secure much more reasonable financing to replace the expensive bridge financing and c) make two additional acquisitions in the environmental testing laboratory sector. It is expected that acquisitions, if any, can be accomplished by a combination of asset-based borrowing, the issuance of notes and/or Preferred or Common Stock to the seller.

There is no assurance any of the above contemplated plans can be accomplished.

If management is successful in the above PLAN OF OPERATION, the Company’s cash flow in 2008 may be adequate to support its existing business and loan repayment obligations, as restructured and agreed with its lenders and as supplemented by additional financing. Additional funds may be needed for the purpose of acquisitions. Any expected purchase of plant and equipment will be one of two categories. ETL expects to make modest upgrades of equipment and vehicles necessary to support its business and its possible expansion. Any other purchases of plant and equipment are expected to be the result of acquisitions, if any.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 2006, was $32,071.

Net cash provided by financing activities for the year ended December 31, 2006, was $96,538, which represents proceeds from the Company’s account receivable financing arrangements and a loan from one of the Company’s officers. Net cash used in investing activities for the year ended December 31, 2006 was $9,297 which represents acquisitions of equipment. We had working capital deficit of $7,644,559 at December 31, 2006.

On April 25, 2001, the Company entered into a commercial financing agreement with Porter Capital Corporation (PCC). The agreement provides that the Company sell, transfer, set over and assign certain invoices and accounts receivable to the lender, with recourse. The credit facility provided for maximum revolving borrowings up to $1,500,000. Borrowings under this facility are based on a funding formula and, in addition to the accounts receivable and invoices are collateralized by all of the Company’s remaining assets. On April 12, 2004, PCC agreed to extend to Paradise a new line of credit in the amount of five million dollars upon its normal business terms for accounts receivable financing for the purposes of acquisitions by Paradise. As of December 31, 2005 approximately $300,000 was outstanding under the line. Advances from the lender bear interest at 18% per annum and were originally due on April 15, 2005. Paradise agreed to deposit 15,000,000 fully paid and non-assessable shares of its Common Stock in escrow (“Escrow Stock”) pursuant to an Escrow Agreement. On December 19, 2005, an agreement was reached with PCC waiving all current defaults and the Due Date of the Senior Loan Balance was revised to April 15, 2006. All obligations with respect to the Escrow Stock have been deleted in their entirety. As of October 20, 2006, Porter Capital Corporation (“PCC”) agreed to further amend all of the obligations due to it from Paradise. In exchange for the waiver by PCC of all prior defaults under prior agreements, Paradise Music & Entertainment, Inc. executed and delivered to PCC its Promissory Note in the principal amount of $150,000 bearing interest at the rate of 13% per annum. Interest on the Note is payable monthly, in arrears, commencing December 1, 2006 through November 1, 2008, when the principal of the Note is due and payable. This amended agreement provides that the new Note replaces all other Notes prior to it. This resulted in $237,351 of debt forgiveness income in the fiscal year 2006. On December 13, 2007 the Company signed a Consolidation and Release Agreement with PCC. See subsequent events below.

On February 14, 2005, Environmental Testing Laboratories, Inc. (ETL) signed a Discount Factoring Agreement with Capstone Business Credit, LLC. (Capstone). ETL agreed to appoint Capstone as its sole Factor with respect to all sales and hereby offered to sell and assign, only to Capstone, all Accounts Receivable arising out of such sales. ETL agreed to pay Capstone a commission of 2% in the form of a discount on the face amount of the Account Receivable. This agreement was revised and modified on May 11, 2006, and again on December 14, 2006. The commission rate was dropped to 1.5% on December 18, 2006. Further modifications were made in 2007 as described in subsequent events below.

On February 14, 2005, Environmental Testing Laboratories, Inc. (ETL) signed a Promissory Note for a $500,000 Equipment Loan with Capstone Business Credit, LLC. (Capstone). Interest on the outstanding balance shall be computed at the rate of 24% per annum. On May 11, 2006 the equipment loan was raised to $750,000, and on December 14, 2006 the interest rate was reduced to 18% per annum. Further modifications and/or reductions were made in 2007 and 2008 as described in subsequent events.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

There were $3.2 million in revenues from continuing operations for the year ended December 31, 2006, compared to $2.9 million in revenues for the year ended December 31, 2005. The loss in 2006 was $76,670 compared to a loss of $124,411 in 2005. The increase in revenue was due to a full year of operations rather than ten and a half months and the decrease in loss was due to a decrease in selling, general and administrative expenses.

Paradise’s marketing, selling, general and administrative expenses increased to $1.6 million for the year ended December 31, 2006, from $1.4 million for the year ended December 31, 2005, an increase of approximately $200,000. The increase was due to a full year of operations rather than ten and a half months as well increased staff to support actual and planned expanded operations.

Net interest expense was $441,758 for the year ended December 31, 2006, compared to $391,131 for the year ended December 31, 2005. The increase of $50,000 was due to a full year of operations rather than ten and a half months as well as a slight increase in the funds borrowed for the increased operations.

Risk Factors

We have a history of losses, we expect more losses in the future and we have substantial doubt regarding our ability to continue as a going concern. The report of our independent auditor contains a qualification that points out factors “raising substantial doubt about our ability to continue as a going concern.” Since our inception, we have never been profitable before extraordinary items. We expect profitability in 2008, although there is no assurance that will happen. For the year ended December 31, 2006, we had a net loss of $76,760 compared to a net loss of $124,411 for the year ended December 31, 2005 and stockholders’ deficits of $7,644,559. We presently have limited credit facilities and we are in default on several loan instruments. These factors raise substantial doubt about our ability to continue as a going concern, though we may report positive net income in 2008.

We believe we do not have available funds sufficient to sustain our operations through the fourth quarter of 2008. Our available funds generally consist of cash and the funding derived from our revenue sources: income related to environmental testing. As of December 31, 2006, we had $192,579 in available cash. Reducing operating expenses and capital expenditures alone will not be sufficient to solve our liquidity problems. Unless we are able to obtain sufficient funding through equity or debt offerings we will not be able to expand our business. Even if we are able to obtain additional financing it may not be sufficient to expand our current operations.

The Company’s strategy is to maximize the opportunity for growing the Company into a profitable operating company. That strategy is to acquire companies that are, or can be, operated profitability in environmental services. The Company’s management has operated service companies in a variety of fields for over 35 years. While there has been some progress made on the implementation of this relatively new strategy, the strategy is still in its infancy. The Company presently has limited credit facilities and is in default on several loan instruments. All of the above factors raise substantial doubt about our ability to continue as a going concern.

The Company’s status as a going concern is dependent on its ability to successfully implement a marketing plan and generate sufficient revenues to operate on a profitable basis, continued financial support by officers and major shareholders and raising of additional funds for working capital. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The Company will initiate additional acquisitions in the future and has only limited prior acquisition history. A shareholder in the Company must rely upon the ability of Management in identifying, structuring, and implementing acquisitions consistent with the Company’s objectives and policies. There can be no assurance that there will be any additional acquisitions.

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

Decisions with respect to the management of the Company will be made by Management of the Company or its parent. The loss of the services of one or more of the Principals of Management could have an adverse impact on the Company’s ability to realize its business objectives.

The principals of the Company anticipate devoting sufficient time as may be necessary to conduct the business affairs of the Company in an appropriate manner. However, the principals of the Company and its parent are not full time employees and may participate in activities of other companies. There can be no assurance that the participation in such additional Companies will not give rise to conflicts of interest.

ITEM 8.   FINANCIAL STATEMENTS

See the index to our financial statements attached hereto.

ITEM 8A.   CONTROLS AND PROCEDURES.

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Richard Rifenburgh, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b) Internal controls. During the year ended December 31, 2006, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors, executive officers and key executives of our operating groups during fiscal year ended December 31, 2006 are as follows:

Name	Age	Position with Company	Held Since

Richard P. Rifenburgh	75	Chairman	July 2001
Julia M. Belden	57	Secretary	June 2006

RICHARD P. RIFENBURGH has served as our Vice Chairman since July 2001 and Chairman since June 15, 2006. He has served as Chairman of the Board of Moval Management Corporation since 1968. Moval Management Corporation is a management consulting firm that specializes in restoring companies in financial distress. From February 1989 until May 1991 Mr. Rifenburgh served as Chairman of the Board and Chief Executive Officer of Miniscribe Corporation, a publicly-held holding company and manufacturer of computer disc drives. From 1987 to 1990 he was a General Partner at Hambrecht and Quist Venture Partners, a venture capital organization. From 1988 to 1990 he was Chairman of the Board and Chief Executive Officer of Ironstone Group, Inc., and a publicly-held company. From 1996 to 2002 he served on the Board of Directors of Tristar Corporation, a publicly-held manufacturer of cosmetics and fragrances that filed for bankruptcy in 2001. From 1992 to 2001 Mr. Rifenburgh served as a director of Concurrent Computer Corporation, which is a publicly reporting company. Mr. Rifenburgh is also Chairman of the Board of Directors of St. George Crystal Ltd., a major manufacturer of fine quality crystal products.

JULIA M. BELDEN has served as our Secretary since June 2006 and Treasurer since February 2007. She has been a consultant to the Company since 2001. Ms. Belden has served as Secretary/Treasurer of the Company’s wholly owned subsidiary, Environmental Testing Laboratories, Inc. (ETL) since its acquisition in February 2005, and she has held the position of comptroller for ETL since July 2005.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our officers and directors and holders of more than 10% of our common stock (collectively “Reporting Person”) to file reports of initial ownership, ownership and changes in ownership of the common stock with the SEC within certain time periods and to furnish us with copies of all such reports. These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership. Our Reporting Persons include Mr. Kelly T. Hickel, Mr. Richard P. Rifenburgh, Ms. Julia M. Belden and Mr. Winston “Buzz” Willis, all of whom are or were directors and/or executive officers of the Company, and the Hickel Living Trust, which holds more than 10% of our common stock, and its trustees. Based on our review of our files and of filings made with the SEC, we believe that none of the Reporting Persons has filed any of the reports required under Section 16(a). Mr. Hickel became a director and executive officer of the Company in February 2001; Mr. Rifenburgh became a director in July 2001; Ms. Belden became an officer in June 2006; and Mr. Willis became a director in November 2002. Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Mr. Hickel did not file upon becoming a director, he did not file Statements of Changes in Beneficial Ownership (Forms 4) to report his acquisition of an aggregate of 1,170,299 shares in connection with our acquisition of iBall Media, Inc. in July 2001; his acquisition of 500,000 shares of common stock in March 2002 in lieu of consulting compensation; his acquisition of 850,000 shares of common stock in January 2003 in lieu of consulting compensation; his acquisition of 50,000 shares of Series C Preferred stock in 2007 upon his appointment as CEO of ETL; his acquisition of 979,083 shares of common stock in 2008 in lieu of consulting compensation; and his acquisition of 9,150,000 shares of common stock in 2004 in lieu of consulting compensation . Of these shares, 7,700,000 were issued to the Hickel Living Trust. Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Mr. Rifenburgh did not file upon becoming a director, he did not file Statements of Changes in Beneficial Ownership (Forms 4) to report his acquisition of 128,718 shares of common stock in September 2001 and 310,451 shares of common stock in October 2001 in connection with our acquisition of iBall Media, Inc. in July 2001; his acquisition of 1,000,000 shares of common stock in April 2004 for outside director fees; his acquisition of 65,000 shares of Series C Preferred stock in 2007; and his acquisition of 400,000 shares of common stock in 2008 in lieu of consulting compensation . Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Ms. Belden did not file upon becoming an officer who owned 4,500,000 shares of common stock, she did not file Statements of Changes in Beneficial Ownership (Form 4) to report her acquisition of 22,500 shares of Series C Preferred stock in 2007: and her acquisition of 600,000 shares of common stock in 2008 in lieu of consulting compensation. Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Mr. Willis did not file upon becoming a director who owned 250,000 shares of common stock received in March 2002 in lieu of compensation; and he did not file Statements of Changes in Beneficial Ownership (Forms 4) upon his acquisition of 3,000,000 shares of common stock in January 2003 in lieu of compensation. The Hickel Living Trust failed to file a Statement of Beneficial Ownership (Form 3) upon becoming the beneficial owner of more than 10% of the shares of our common stock in April 2004. The Reporting Persons have indicated to the Company that they are in the process of filing forms 3, 4 and 5.

Audit Committee Financial Expert

The Securities Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. At this time, the Company does not have an audit committee financial expert.

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid by Paradise or its subsidiaries during each of the last two fiscal years to our chief executive officers for all services rendered to Paradise and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31, 2006, 2005 and 2004.

SUMMARY COMPENSATION TABLE

Name And Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Kelly T. Hickel, Chairman (Principal Executive Officer)	2006	52,250		52,250
	2005	123,646	20,000	143,646
	2004	80,075		80,075
Richard P. Rifenburgh(Principal Executive Officer)	2006	14,791		14,791
	2005	18,000		18,000
	2004	0		0

Mr. Hickel’s compensation for 2006 and 2005 was payment for consulting services accrued by the Company in prior years, with the exception of a $20,000 bonus paid upon the closing of the acquisition of Environmental Testing Laboratories, Inc. in early 2005. Mr. Hickel resigned on June 15, 2006 and was replaced as Chairman and CEO by Mr. Rifenburgh.

Directors’ Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)
Winston Willis	28,000	28,000

Mr. Willis’ compensation for 2006 was payment for consulting services accrued by the Company in prior years, with the exception of $13,000 paid as consulting expenses during 2006. Mr. Willis resigned on June 15, 2006 as a director of the Company, as well as all his positions with the Company’s subsidiary, All Access Entertainment Group, Inc.

Pursuant to our Outside Directors Program, directors who are not employees (“Outside Directors”) are entitled to receive non-qualified options to purchase 5,000 shares for each year of service, payable in advance on July 1 of each year, at an exercise price equal to the closing bid price of the common stock on the first trading day of each fiscal year. Mr. Richard Rifenburgh is currently our sole Outside Director. No grants have been made under the Outside Directors Program since July 1, 2000. Mr. Rifenburgh agreed to suspend, effective January 2, 2002, the accrual of additional options until the Company reaches profitability.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31,2006 regarding the share ownership of the company by (i) each person who is known to us to be the record or beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each named executive officer; and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	% of Outstanding Shares Owned (3)
Named Executive Officer and Directors:
Kelly Hickel (4)	3,039,702 (5)	5.2%
Richard Rifenburgh	1,128,718 (6)	1.9%
Winston Willis	2,250,000	3.8%
Julia M. Belden	4,500,000 (7)	7.7%
All Named Executive Officers and Directors as a group (4 persons)	10,918,420	18.7%
Beneficial Owners in Excess of 5% (other than Named Executive Officers and Directors):
Porter Capital Corporation	6,625,000 (8)	11.1%
Hickel Living Trust	9,374,869 (9)	16.0%

(1) The address of each beneficial owner identified is c/o Paradise Music & Entertainment, Inc., 1630A 30th Street, Suite 300, Boulder, CO 80301, except for Porter Capital Corporation, which is 2112 First Avenue North, Birmingham, AL 10168.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of December 31, 2006 upon the exercise of options, warrants or convertible securities.

(3) Each beneficial owner’s percentage ownership is determined by assuming (i) that options, warrants or convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days of December 31, 2006 have been exercised and converted, and (ii) 58,496,358 shares of common stock were outstanding, before any consideration is given to such options, warrants or convertible securities.

(4) Mr. Hickel resigned all his positions with the Company on June 15, 2006.

(5) Does not includes 979,083 shares of common stock issued March 6, 2008 under the Equity Compensation Plan. The shares were approved at a board of directors meeting on February 10, 2006.

(6) Does not includes 400,000 shares of common stock issued March 6, 2008 under the Equity Compensation Plan. The shares were approved at a board of directors meeting on February 10, 2006.

(7) Does not includes 600,000 shares of common stock issued March 6, 2008 under the Equity Compensation Plan. The shares were approved at a board of directors meeting on February 10, 2006.

(8) Includes securities held by Porter Capital Corporation (PCC) as follows: (i) common stock, (ii) warrants to purchase 275,000 shares of common stock at a price of $.05 per share, and (iii) warrants to purchase 500,000 shares of common stock at a price of $.002 per share.

(9) The Hickel Living Trust pledged 1,674,869 shares of common stock in November 2004 as collateral for a loan to the Company from an outside lender.

Information contained herein with regard to stock ownership was obtained from our stockholders’ list, filings with governmental authorities, or from the named individual nominees, directors and officers. The persons identified in the foregoing table disclaim beneficial ownership of shares owned or held in trust for the benefit of members of their families or entities with which they may be associated.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 20, 2006 one of the Company’s officers loaned the Company $15,000 with an interest rate of 10%.

PART IV

ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

Exhibit
Number	Description

14	Code of Ethics
31	Certification of Richard P. Rifenburgh under Rule 13a-14(a)
32	Certification of Richard P. Rifenburgh

ITEM 15.   Principal Accountant Fees and Services

(a)         Audit Fees

During our fiscal year ended December 31, 2006, our principal accountant, Tinter Scheifley Tang, LLC, billed us aggregate fees of approximately $15,450, as set forth in the table below. These amounts were billed for professional services that the accountants provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for that fiscal year.

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

Type of Fee	Paid to	Fiscal Year ending 2006	Fiscal Year Ending 2005

Audit	Tinter Scheifley Tang, LLC	$15,450	$22,750

(b)	Audit-Related Fees

Tinter Scheifley Tang, LLC did not bill us for any audit-related fees for the fiscal year ended December 31, 2006 or the fiscal year ended December 31, 2005.

(c)	Tax Fees

Tinter Scheifley Tang, LLC did not bill us for any tax services for the fiscal year ended December 31, 2006 or the fiscal year ended December 31, 2005.

(d)	All Other Fees

Tinter Scheifley Tang, LLC did not bill us for any services other than those disclosed above under the caption “Audit Services” for the fiscal year ended December 31, 2006 or the fiscal year ended December 31, 2005.

(e)	Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certainde minimis standards. As our principal certifying accountants have not provided services other than audit services for the fiscal year ended December 31, 2006 and the fiscal year ended December 31, 2005, it has not been necessary for our Audit Committee to approve the performance of any such services for such fiscal years.

According to information provided by our principal certifying accountants, all services were performed by persons who were their full time employees.

PART V

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New York, State of New York on March 31, 2008.

PARADISE MUSIC & ENTERTAINMENT, INC.

By:	/s/ Richard P. Rifenburgh
Richard P. Rifenburgh, Chairman

In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates below.

Signature	Title	Date

/s/ RICHARD P. RIFENBURGH	Chairman of the Board	March 31, 2008
Richard P. Rifenburgh

/s/ PAUL LISAK	Director	March 31, 2008
Paul Lisak

/S/ WINSTON WILLIS	Director	March 31, 2008
Winston Willis

PARADISE MUSIC & ENTERTAINMENT, INC.
CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Paradise Music and Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Paradise Music and Entertainment, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ (deficit) and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradise Music and Entertainment, Inc. as of December 31, 2006, and results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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

Tinter Scheifley Tang, LLP

Denver, Colorado
February 29, 2008

Paradise Music & Entertainment, Inc.
Consolidated Balance Sheet
December 31, 2006

Assets

Current assets:
Cash	$192,579
Accounts receivable, net of allowance for doubtful accounts of $66,834	772,116
Prepaid expenses	40,205

Total current assets	1,004,900
Property and equipment, at cost, net of accumulated depreciation of $303,228	708,715

$1,713,615

Liabilities and stockholders’ (deficit)
Current liabilities:
Line of credit - financial institution	$389,003
Current portion of long-term debt	244,573
Note payable - related party	15,000
Other notes payable	649,750
Accounts payable	5,672,980
Dividends Payable	16,429
Accrued interest	439,248
Accrued wages	567,718
Accrued expenses - other	696,654

Total current liabilities	8,691,355

Long-term debt	666,819
Stockholders’ (deficit):
Preferred stock, $.01 par value, 5,000,000 shares authorized 280,000 shares issued and outstanding	56,000
Common stock, $.01 par value, 75,000,000 authorized 58,496,358 shares issued and outstanding	584,964
Additional paid-in capital	27,081,939
Accumulated (deficit)	(35,367,461)

(7,644,559)
$1,713,615

See accompanying notes to the consolidated financial statements.

Paradise Music & Entertainment, Inc.
Statement of Operations
Years Ended December 31, 2005 and 2004

	2006	2005

Sales	$3,178,377	$2,915,698
Cost of sales	1,404,326	1,305,273

Gross margin	1,774,052	1,610,425
Other costs and expenses:
Selling, general and administrative	1,672,888	1,371,167

Income (loss) from operations	101,164	239,258

Other (income) and expense:
Interest expense	441,758	391,131
Other income	(263,924)	(27,462)

	177,834	363,669

Net (Loss)	(76,670)	(124,411)
Preferred Stock Dividends	(14,000)	(12,429)

Net (Loss) attributable to Common Shares	$(90,670)	$(136,840)
Basic and diluted (loss) per share	$–	$–
Weighted average shares outstanding	58,496,358	58,496,358

See accompanying notes to the consolidated financial statements.

Paradise Music & Entertainment, Inc.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006 and 2005

					Additional
	Preferred	Stock	Common	Stock	Paid-in	Accumulated
ACTIVITY	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2005		$–	58,496,358	$584,964	$27,026,354	$(35,139,952)	$(7,528,633)
Issuance of stock for services
Issuance of preferred stock for acquisition	280,000	56,000					56,000
Compensation value of warrants issued for financing					38,667		38,667
Accrued Dividends on Series A Preferred Stock						(12,429)	(12,429)
Net (loss) for the year						(124,411)	(124,411)

Balance, December 31, 2005	280,000	56,000	58,496,358	584,964	27,065,021	(35,276,792)	(7,570,806)
Issuance of preferred stock for acquisition	280,000	56,000					56,000
Compensation value of warrants issued for financing					16,917		16,917
Accrued Dividends on Series A Preferred Stock						(14,000)	(14,000)
Net (loss) for the year	–	–	–	–	–	(76,670)	(76,670)

Balance, December 31, 2005	280,000	$56,000	58,496,358	$584,964	$27,081,938	$(35,367,462)	$(7,644,559)

Paradise Music &Entertainment, Inc.
Statements of Cash Flows
Years Ended December 31, 2006 and 2005

		2006	2005

Net income (loss)		$(76,670)	$(124,411)
Adjustments to reconcile net income (loss) to net cash provided
(used in) by operating activities:
Depreciation expense		203,879	99,349
Common stock issued for services
Compensation value of warrants issued for financing		16,917	38,667
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable		(74,045)	(344,257)
Prepaid expenses and other assets		(32,913)	(7,292)
Increase (decrease) in:
Accounts payable		(70,580)	(518,411)
Accrued expenses		1,342	209,674

Total adjustments		40,599	(522,270)

Net cash (used in) operating activities		(32,071)	(646,681)
Cash flows from investing activities:
Acquisition of property and equipment		(9,297)	(82,381)

Net cash provided by investing activities		(9,297)	(82,381)

Cash flows from financing activities:
Proceeds from bank borrowings		81,538	857,843
Repayment of bank borrowings			(58,986)
Proceeds from loans			67,500
Proceeds from loans - related parties		15,000

Net cash provided by financing activities		96,538	866,357

Increase (decrease) in cash		55,170	137,295
Cash and cash equivalents, beginning of period		137,409	114

Cash and cash equivalents, end of period		$192,579	$137,409
Supplemental cash flow information:
Cash paid for interest		$392,611	$262,119
Cash paid for income taxes		$–	$–
Non-cash financing activities:
Options, warrants and stock granted for services		$–	$–
Net assets acquired for preferred stock	$		$56,000
Accrued Dividends on Series A Preferred Stock		$14,000	$12,429

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

Paradise Music & Entertainment, Inc. (“Paradise” or the “Company”), a diversified holding company, is focused on adding to its 2005 acquisition, Environmental Testing Laboratories, Inc. (“ETL”). Now a wholly owned subsidiary, ETL operates profitably in the nationwide $1.8 billion a year environmental testing industry. Paradise operates offices in New York and Colorado, and was incorporated in the State of Delaware in July 1996.

In the past Paradise operated as a music and entertainment company focused on partnering with other companies in the entertainment industry.

Paradise is pursuing acquisitions in the following vertical industry segment:

         SERVICES
         Environmental Testing
                  To that end, Paradise acquired Environmental Testing Laboratories, Inc. (ETL) of Farmingdale, NY in February 2005.

The Company, to date, has not begun acquisition proceedings with any additional merger candidates, but has identified a number of potential candidates. There can be no assurances that such acquisitions will occur.

On June 15, 2006, Mr. Kelly Hickel resigned his positions as a director and as chairman, president, chief executive officer, treasurer, and secretary of Paradise Music & Entertainment, Inc. (the “Company”), effective at the close of business on June 15, and Mr. Winston “Buzz” Willis resigned his positions as a director and as a vice president of the Company, effective at the close of business on June 15, 2006. Mr. Willis also resigned his positions as chief executive officer and president of All Access Entertainment Management Group, Inc., a subsidiary of the Company. Mr. Richard Rifenburgh took over all responsibilities of chairman and chief executive officer, and Ms. Julia Belden was elected Secretary of the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of Paradise and its wholly-owned subsidiaries, iball Media, PDSE Events, All Access, PDSE Records, Push Records, PDSE Digital, Rave, Picture Vision, Straw Dogs, Shelter Films and the newly acquired Environmental Testing Laboratories, Inc. (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. In 2001, the Company discontinued operations in all the subsidiaries except for All Access Entertainment Management Group, Inc., which was discontinued in 2003. In 2007, the Company sold the discontinued operations to a third party. See subsequent events.

Reclassifications

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. Substantially all of the accounts receivable are pledged as security for a factoring agreement as described in Note 6.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of assets is computed using the straight-line method over the following estimated useful lives.

Laboratory equipment	3 - 10 years
Furniture and fixtures	3 - 7 years

Maintenance and repairs of property and equipment are charged to operations. Major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Concentration of Credit Risks

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade accounts receivable. The Company’s cash is primarily in demand deposit accounts placed with federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. However, the Company believes the risk of loss to be minimal.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measure the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. At December 31, 2006, no impairment of long-lived assets was deemed appropriate.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general and administrative expenses were $3,848 and $2,403 during 2006 and 2005, respectively.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. There are no related parties to the Company.

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

Income Taxes

The Company follows SFAS 109 “Accounting for Income Taxes” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Loss Per Common Share

Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for all periods presented. Unexercised stock options and warrants to purchase 3,706,131 shares at December 31, 2006 and 4,439,465 shares at December 31, 2005 of the Company’s common stock were not included in the computations of diluted earnings per common share because their effect would have been anti-dilutive as a result of the Company’s losses. In February, 2005, as part of the Asset Purchase of Environmental Testing Laboratories, Inc., the Company agreed to issue 280,000 shares of Series A Preferred Stock to the sellers. In December, 2007 the Company issued 362,300 shares of Series C Preferred Stock and 85,000 options for the Series C Preferred Stock as described below. (See Subsequent Events) These transactions could significantly affect earnings per share in future periods.

Stock Warrants

Stock warrants issued for goods and services are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Warrants that are Issued to other than Employees for Acquisition, or in Conjunction with Selling Goods and Services. Accordingly warrants subject to vesting based on performance, will be valued each reporting period until vested. The portion of the value related to the completed term of the related agreement is expensed, and the remaining non-cash deferred consulting expense is amortized over the remaining term of the agreement. The value of such related warrants was subject to adjustment until such time that the warrant was nonforfeitable, fully vested and exercisable. All warrants issued as consideration for goods or services, either were fully vested or cancelled as of December 31, 2006.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company has adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments-an amendment of FASB Statements 133 and 140”, which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized have to be bifurcated, if the holder elects to account for the whole instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated, if the holder elects to account for the whole instrument on a fair value basis. The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provision of SAB 108 is effective for the Company in the current fiscal year ended December 31, 2006. The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company starting January 1, 2008. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157 on its financial position, cash flows and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for our first fiscal year that begins after November 15, 2007, which is our fiscal year 2008 that begins in January 2008. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

NOTE 2.   BASIS OF REPORTING

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company experienced a net loss for fiscal year ending December 31, 2006 amounting to $76,670.

The Company’s strategy is to maximize the opportunity for growing the Company into a profitable operating company. That strategy is to acquire companies that are, or can be, operated profitability in its vertical business area: Environmental Services. The Company’s management has operated service companies in a variety of fields for over 35 years. While there has been some progress made on the implementation of this relatively new strategy, the strategy is still in its infancy. The Company presently has limited credit facilities and is in default on several loan instruments. All of the above factors raise substantial doubt about our ability to continue as a going concern.

The Company is pursuing both equity and debt financing for its operations and is seeking to expand its operations. Failure to secure such financing may result in the Company depleting its available funds and not being able pay its obligations. Additional funding is currently under discussion although there is no assurance that it will be accomplished.

The Company’s status as a going concern is dependent on its ability to successfully implement a marketing plan and generate sufficient revenues to operate on a profitable basis, continued financial support by officers and major shareholders and the raising of additional funds for working capital. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 consisted of the following:

Furniture and office equipment	$30,759
Website design expenses	15,000
Laboratory equipment	966,184

1,011,943
Accumulated depreciation	(303,228)

$708,715

Depreciation expense for the years ended December 31, 2006 and 2005 was $203,879 and $99,349, respectively. Substantially all of the property and equipment is pledged as security for long-term debt as described in Note 6.

NOTE 4.   INCOME TAXES:

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provision at	34%
the federal statutory rate	(34)%
Effect of operating losses	–

As of December 31, 2006, the Company has a net operating loss carry forward of approximately $35,350,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2026. The deferred tax asset of approximately $8,840,000 relating to the operating loss carry forward has been fully reserved at December 31, 2006. The reserve increased by approximately $20,700 during fiscal year ending December 31, 2006. On November 30, 2007 the company sold the discontinued operations, resulting in a reduction of the net operating loss carry forward of 17,277,000, leaving a total of $18,082,000 in available net operating loss carry forward. See Subsequent events below.

NOTE 5.   COMMITMENTS AND CONTINGENCIES:

The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company’s common stock valued on the last day of the applicable quarter. As the only outside director at that time, Mr. Rifenburgh signed an agreement on January 2, 2002 to suspend the accrual of compensation until the Company begins significant operations. The Company has agreed to pay the Chairman $240,000 per year. The Company was not able to make these payments, nor have they accrued the expense for fiscal year ended December 31, 2005, 2006 or 2007. The Chairman, Mr. Hickel, agreed on January 2, 2004 to suspend the accrual of compensation until the Company begins significant operations. Mr. Hickel resigned as Chairman in June 2006, at which time Mr. Rifenburgh became Chairman. The Company agreed to pay Mr. Rifenburgh $6,000 per month for the six and one half months left in the year. This compensation was accrued for fiscal year ending December 31, 2006. Some compensation to Mr. Rifenburgh in the form of cash and stock occurred in 2007. (See Subsequent Events)

Operating Leases

The Company’s subsidiary leases its office and laboratory facility from Tyree Realty Co., LLC at an annual rate of $186,418 plus utilities. The lease expires on 12/31/08.

Rent and utility expense for the years ended December 31, 2006 and 2005 including the above lease was $235,418 and $196,351, respectively.

NOTE 6.   LINE OF CREDIT AND LONG TERM DEBT

On April 25, 2001, the Company entered into a commercial financing agreement with Porter Capital Corporation (PCC). The agreement provides that the Company sell, transfer, set over and assign certain invoices and accounts receivable to the lender, with recourse. The credit facility provided for maximum revolving borrowings up to $1,500,000. Borrowings under this facility are based on a funding formula and, in addition to the accounts receivable and invoices are collateralized by all of the Company’s remaining assets. On April 12, 2004, PCC agreed to extend to Paradise a new line of credit in the amount of five million dollars upon its normal business terms for accounts receivable financing for the purposes of acquisitions by Paradise. Advances from the lender bear interest at 18% per annum and were originally due on April 15, 2005. Paradise agreed to deposit 15,000,000 fully paid and non-assessable shares of its Common Stock in escrow (“Escrow Stock”) pursuant to an Escrow Agreement. On December 19, 2005, an agreement was reached with PCC waiving all current defaults and the Due Date of the Senior Loan Balance was revised to April 15, 2006. All obligations with respect to the Escrow Stock have been deleted in their entirety. The loan was further amended on October 20, 2006, when PCC agreed to further amend all of the obligations due to it from Paradise. In exchange for the waiver by PCC of all prior defaults under prior agreements, Paradise Music & Entertainment, Inc. executed and delivered to PCC its Promissory Note in the principal amount of $150,000 bearing interest at the rate of 13% per annum. Interest on the Note is payable monthly in arrears commencing December 1, 2006 through November 1, 2008, when the principal of the Note is due and payable. This amended agreement provides that the new Note replaces all other Notes prior to it. This resulted in $237,351 of debt forgiveness income in the fiscal year ending December 31, 2006. The Porter note was further amended in December 2007 to restate the payment due dates and release a certain security interest. (See Subsequent Events.)

Notes payable totaling $649,750 are past due and in default. Certain of these notes currently bear a default interest rate of 24%. Certain of these obligations were written off in 2007. (See Subsequent Events.)

On February 14, 2005, Environmental Testing Laboratories, Inc. (ETL) signed a Discount Factoring Agreement with Capstone Business Credit, LLC. (Capstone.) ETL agreed to appoint Capstone as its sole Factor with respect to all sales and hereby offered to sell and assign, only to Capstone, all Accounts Receivable arising out of such sales. ETL agreed to pay Capstone a commission of 2% in the form of a discount on the face amount of the Account Receivable. This agreement was revised and modified on May 11, 2006, and again on December 14, 2006. The commission rate was dropped from 2% to 1.5% on December 18, 2006.

On February 14, 2005, Environmental Testing Laboratories, Inc. (ETL) signed a Promissory Note for a $500,000 Equipment Loan with Capstone Business Credit, LLC. (Capstone). Interest on the outstanding balance shall be computed at the rate of 24% per annum. On May 11, 2006 Capstone increased the equipment loan from $500,000 to $750,000, and on December 14, 2006 the interest rate was reduced to 18% per annum from the previous 24% per annum. The balance of the Promissory Note was $599,691 as of December 31, 2006 and the interest expense on the loan for fiscal year ended 2006 was $120,485.

On October 20, 2006 one of the Company’s officers loaned the Company $15,000 with an interest rate of 10%.

NOTE 7.   INFORMATION ABOUT MAJOR CUSTOMERS

The Company had three major clients who individually comprised more than 10% of the Company revenues. The table below outlines the customers, the percentage of revenues for fiscal year ending December 31, 2006 and 2005, and the open Accounts Receivable as of December 31, 2006 and 2005.

2006
	Total	% of	A/R as of
Major Customers	Revenues	Revenues	12/31/06

Customer A	$799,574	25%	$222,855
Customer B	$503,807	16%	$32,271
Customer C	$376,000	12%	$87,806

2005
	Total	% of	A/R as of
Major Customers	Revenues	Revenues	12/31/06

Customer A	$492,694	17%	$136,000
Customer B	$399,205	14%	$36,737
Customer C	$458,648	16%	$108,470

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

NOTE 8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

At December 31, 2006, accounts payable and accrued expenses include an aggregate of $4,930,365 of past due liabilities of certain of the Company’s inactive subsidiaries. These discontinued operations were sold in 2007 as noted in Subsequent Events These past due liabilities were sold with the discontinued operations. (See Subsequent Events)

NOTE 9.   STOCKHOLDERS’ EQUITY:

During 2005, the Company issued 280,000 shares of Series A Preferred Stock to the seller of Environmental Testing Laboratories, Inc., the Company’s 2005 acquisition described above. These shares were authorized and the related expense was accounted for in fiscal year 2005.

The holder of each share of Series A Preferred are entitled to receive distributions in cash at the rate of $0.05 per share per calendar year during which such share shall have been authorized to be issued, such distributions to be pro rated for any fraction of a year (based on the number of days in such year) during which such share shall have been so authorized to be issued. Such dividend shall be paid on or before the 30th day after the end of each calendar year. Dividends in the amount of $14,000 were accrued for fiscal year ending December 31, 2006.

During 2007, the Company issued 362,300 shares of Series C Preferred Stock. See Subsequent Events below. During 2008 certain consultants were issued 2,099,083 shares of common stock under the Company’s Consultant Stock Compensation Plan initiated in 2001. See Subsequent Events below.

NOTE 10.   STOCK OPTIONS:

On October 8, 1996, the Board of Directors adopted and the stockholders approved the Option Plan. The Option Plan provides for the granting of incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options (“NQSOs”) and/or Stock Appreciation Rights (SARs) to certain directors, agents and employees of, and consultants to the Company. The purpose of the Option Plan is to attract and retain exemplary employees, agents, consultants and directors. Options and SARs granted under the Option Plan may not be exercisable for terms in excess of 10 years from the date of grant. In addition, no options or SARs may be granted under the Option Plan later than 10 years after the Option Plan’s effective date. The total number of shares of Common Stock with respect to which options and SARs will be granted under the Option Plan is 3,000,000. The shares subject to and available under the Option Plan may consist, in whole or in part, of authorized but unissued stock or treasury stock not reserved for any other purpose. Any shares subject to an option or SAR that terminates, expires or lapses for any reason, and any shares purchased pursuant to an option and subsequently repurchased by the Company pursuant to the terms of the option, shall again be available for grant under the Option Plan. As part of the Option Plan, the Board of Directors set aside for Outside Directors an aggregate of 100,000 stock options to eligible directors of the Company. Each eligible director receives 5,000 stock options per annum, subject to adjustment, for his services on the Board on each July 1. The options are exercisable at the fair market value of the common stock on the last date preceding the date of grant. The maximum term of the stock options is 5 years and the stock options may be exercised at any time for a period of 5 years after the date of grant. As the only outside director, Mr. Rifenburgh signed an agreement on January 2, 2002 to suspend the accrual of compensation until the Company begins significant operations.

The activity in the Option Plan is as follows:	Exercise Price
	Number of Options	Per share range

Balances outstanding January 1, 2005	1,344,000	1.00 – 5.00
Granted	- 0 -	n/a
Cancelled	812,333	1.50 – 5.00

Balances outstanding Dec 31, 2005	531,667	1.00 – 5.00
Granted	- 0 -	n/a
Cancelled	233,334	1.00 – 1.00

Balances outstanding December 31, 2006	298,333	3.00 – 5.00

The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Option Plan and Program. Had compensation for the Company’s stock options been determined based on the fair value at the grant dates, consistent with the provisions of SFAS No. 123, the Company’s consolidated net loss and loss per common share would not have been adjusted as no options were granted for the periods presented.

NOTE 11.   STOCK WARRANTS:

The following table summarizes common stock warrant activity:
		Exercise
	Shares	Prices

Warrants outstanding as of January 1, 2005	6,254,879	0.002 - 2.61
Granted	- 0 -	n/a
Cancelled	2,347,798	0.04 – 2.61

Warrants outstanding as of December 31, 2005	3,907,798	0.002 – 0.01
Granted	- 0 -	n/a
Cancelled	500,000	0.002 – 0.002

Warrants outstanding as of December 31, 2006	3,407,798	0.002 – 0.01

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions for grants:

For the Years
Ended December 31,

	2006	2005

Volatility	–	–
Interest rate	–	–
Dividends	–	–
Expected term	–	–

The expense for warrants granted in 2004 was $16,917 for 2006 and $38,667 for 2005 and is discussed further in Note 6 and is related primarily to additional cost of debt issuance.

NOTE 12.   NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net (loss) income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net (loss) income per share for the year indicated:

	Years ended December 31,

	2006	2005

Basic and diluted net (loss) income per share calculation Numerator:
Net (loss) income in computing basic net (loss) income per share	(76,670)	(124,411)
Denominator:
Weighted average ordinary shares outstanding	58,496,358	58,496,358

Basic and diluted net (loss) income per share	–	–

For the years ended December 31, 2006 and 2005 in which the Company had a net loss, stock options granted to employees and non-employees would have been anti-dilutive and are excluded from the computation of diluted losses per share.

NOTE 13.   SUBSEQUENT EVENTS:

On February 2, 2007, the board of Directors (the “Board”) of Paradise Music and Entertainment, Inc. (the “Company”) elected Mr. Paul Lisak, M.S., R.E.H.S to fill the vacant Board seat previously held by Kelly T. Hickel. Mr. Lisak, age 62, retired in 2002 as Los Angeles (“LA”) County’s Hazardous Materials Control Manager, and from over 30 years service devoted to the administration and management of public health.

Mr. Winston “Buzz” Willis was also elected to fill the vacant Board seat that he previously held by him prior to his resignation in June 2006. Mr. Willis was the youngest vice president at RCA and was the founder of the Black Music Division of RCA Records. From the late 1970s to the early 1980s, he served as senior v.p. of American operations of Phillips Electronics Corp. (parent of Polydor/Polygram Records).

Ms. Julia Belden was elected as treasurer of the Company in addition to the position of secretary which she has held since June 15, 2006.

Ms. Patty Werner-Els was elected to the position of president of Environmental Testing Laboratories, Inc. (ETL), the Company’s subsidiary. Ms. Werner-Els has been employed at ETL for 17 years.

At the February 2, 2007 board meeting, the Board granted 85,000 shares of the Series C Preferred stock to the officers and directors. Subsequent to the meeting the Company erroneously reported in an 8-K that the shares were granted as options. The fair market value of the shares is $93,500 and the shares were issued in December 2007.

On October 10, 2007 Mr. Rifenburgh resigned as chairman and chief executive officer of ETL. Mr. Kelly T. Hickel was elected chairman and chief executive officer of ETL at the time of Mr. Rifenburgh’s resignation. Upon his appointment, Mr. Hickel was granted 50,000 shares of the Series C Preferred stock. Fair market value of the shares on October 10, 2007 is $50,000.

Mr. Richard P. Rifenburgh maintains his position as Chairman of the Board and the other officer positions he has held since June 2006 and the position of Vice Chairman which he has held since 2001.

In November 2007 the Company sold its discontinued operations (Inactive Subsidiaries) to a third party. Although the Inactive Subsidiaries have not conducted operations since 2002 or earlier, the liabilities of the Inactive Subsidiaries have been reflected on our balance sheet, as our financial statements have been consolidated with those of the Inactive Subsidiaries.

In December, 2007, the Company issued 125,000 shares of Series C Preferred Stock in lieu of payment for services rendered during fiscal year 2007. The shares were granted by the board of directors on October 10, 2007 and the fair market value is $125,000.

One private investor loaned the Company an additional amount of $100,000 during 2007. In consideration for this loan, the board of directors on October 10, 2007 approved the conversion of all his previously held warrants into 48,000 shares of Series C Preferred Stock at a fair market value of $48,000.

In June 2007 one of the Company’s officers loaned the Company $10,000 at an interest rate of 10%.

In December 2007, the Company’s senior lender, Capstone, received 15,000 Series C Preferred Stock as consideration for amending the Company’s loan agreements. The board of directors approved the grant on October 10, 2007 and the fair market value of the shares is $15,000.

In December 2007, Porter Capital further amended the existing loan agreements, restating the term of the payments and releasing the security interest of the Company’s subsidiary, ETL, and received 39,300 Series C Preferred Stock as consideration for amending the Company’s loan agreements. The board of directors approved the grant on October 10, 2007 and the fair market value is $39,300.

In December 2007 and January 2008 an investment fund invested a total of $197,300 to PDSE’s subsidiary, ETL, in the form of two year notes with warrants. The notes, including payments, principal and interest may be paid in cash or stock. The investment was placed in anticipation of PDSE spinning out ETL into a separate public company. In January 2008, the decision was made, instead, to negotiate with that fund for potential additional investment directly into PDSE and the notes were moved up from the subsidiary to PDSE. In consideration, the board of directors on January 31, 2008 approved the grant to the investment fund of 30,000 shares of Series C Preferred Stock at a fair market value of $33,000.