Form 10-Q
period 2007-03-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2009-03-06
CIK 1024464

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended                   March 31, 2007

OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _____________________


        Commission file number                           1-12635

                      PARADISE MUSIC & ENTERTAINMENT, INC.
          (Exact name of registrant as specified in its charter)

                Delaware                                  013-3906452
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

  409 Brevard Avenue, Suite 7, Cocoa, FL                       32923
 (Address of principal executive offices)                     (Zip Code)

  (Issuer's telephone number)                   		888-565-3259

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.               Yes |  | No |X|

Indicate by check mark whether the registrant is a large accelerated filer, a n accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]				Accelerated filer { }
Non-accelerated filer   [  ]            Smaller reporting company [X]

Indicate by check mark if the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act
										 Yes [  ] No[X]

At March 31, 2007, the Issuer had 58,496,358 shares of Common Stock, $.01 par value, issued and outstanding. At December 31, 2008, the issuer had 66,593,566 shares of common stock outstanding.





                 PARADISE MUSIC & ENTERTAINMENT, INC.
                         AND SUBSIDIARIES



PART I   FINANCIAL INFORMATION                                         PAGE

Item 1   Financial Statements                                             1

Condensed Consolidated Balance Sheet as of 					F-1
       March 31, 2007 and March 31, 2006 (Unaudited)

Condensed Consolidated Statements of Operations for the Three 		F-2
       Months Ended March 31, 2007 and 2006 (unaudited)

 Condensed Consolidated Statements of Cash Flows for the Three 		F-3
       Months Ended March 31, 2007 and 2006 (unaudited)

 Notes to Condensed Consolidated Financial Statements 			F-4
              (unaudited)

Item 2   Management's Discussion and Analysis of Financial Condition 	  2
       And Results of Operations

Item 3   Quantitative and Qualitative Disclosures about market risk       3

Item 4   Controls and Procedures	                                      3
PART II - OTHER INFORMATION                                               3

Item 1   Legal proceedings.                                               3

Item 1A  Risk Factors.                                                    3

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.     3

Item 3   Defaults upon Senior Securities.                                 5

Item 4   Submission of Matters to a Vote of Security Holders.             5

Item 5   Other Information.                                               5

Item 6   Exhibits.                                                        6

	Signatures			                                            6
















PART I  FINANCIAL INFORMATION

                    PARADISE MUSIC & ENTERTAINMENT, INC.
                            AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                   March 31, 2007 and December 31, 2006

                                                  March 31,        December 31
                                                     2007             2006
                                                 (Unaudited)       (Audited)
                                                -----------       -----------
ASSETS
Current Assets
  Cash and equivalents                         $    42,768       $     192,579
  Accounts receivable, less allowance for
     doubtful accounts of $38,171 and $66,834      688,919             772,116
  Prepaid expenses                                  67,958              40,205
                                                ------------       ------------
  Total Current Assets                             799,645           1,004,900

Property and equipment, net                        688,040             708.715
                                                ------------       ------------
Total Assets                                   $ 1,487,685       $   1,713,615
                                               ============       =============
LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities
Current Liabilities
  Accounts payable                             $ 5,695,993       $   5,672,980
  Accrued and Other Current Liabilities          1,687,362           1,703,620
  Current Portion of Long-Term Debt                    --              244,573
  Line of credit                                   347,234             389,003
  Notes Payable                                    649,750             649,750
  Notes Payable-related party                       39,908              15,000
  Dividends payable                                 19,929              16,429
                                               ------------       -------------
    Total Current Liabilities                    8,440,175           8,691,355

Long-term liabilities
  Notes payable                                    869,578             666,819
                                               ------------       -------------
    Total Long-Term Liabilities                    869,578             666,819
                                               ------------       -------------
Total Liabilities                                9,309,753           9,358,174

Stockholders' Equity (Deficiency in assets)
  Preferred stock, $.01 par value, 5,000,0000
  shares authorized, 280,000 issued                  2,800               2,800
  Common Stock, $.01 par value 75,000,000 shares
      authorized, 58,496,358 issued                584,964             584,964
  Additional paid-In capital                    27,137,555          27,135,139
  Accumulated deficit                          (35,547,387)        (35,367,461)
                                               -------------       -------------
     Total Deficiency in assets                 (7,822,069)         (7,644,559)
                                               -------------       -------------
Total Liabilities and Deficiency in assets     $ 1,487,685       $   1,713,615
                                               =============       =============

See accompanying notes to financial statements.
                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    For the three months ended
                                                            March 31,
                                                        2007           2006
                                                     -----------   ------------
Revenues:
 Sales                                              $  574,479     $  736,440
 Cost of sales                                         258,704        334,129
                                                     ----------     ----------
Gross margin                                           315,775)       402,311
                                                     ----------     ----------
Expenses:
   Selling, general and administration                 384,723        393,123
                                                      ---------      ---------
Income (loss) from operations                          (68,948)         9,188
                                                       ---------      ---------
Other (income) and expense
Interest expense                                       107,478        112,143
                                                       ---------      ---------
Loss before income tax                                (176,426)      (102,955)
Provision for income taxes                                   -              -
                                                       ---------      ---------
Net loss                                            $ (176,426)    $ (102,955)
                                                       =========      =========

Preferred stock dividend                                (3,500)        (3,500)
                                                       ---------      ---------
Net loss attributable to common stock               $ (179,926)    $ (106,455)

Net loss per common share(basic and diluted)        $   (0.003)    $ (0.00220)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               58,496,358     58,496,358
                                                     ===========    ===========


See accompanying notes to financial statements

















                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                    For the three months ended
                                                             March 31,
                                                        2007          2006
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $  (176,426)  $  (102,955)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                       52,412        50,968
    Issue of warrants for compensation                   2,417           --
(Increase) decrease in assets:
    Accounts receivable                                 83,197       (48,314)
    Deferred costs                                           -        (9,561)
    Prepaid expenses                                   (27,753)       (4,535)
 Increase (decrease) in liabilities:
    Accounts payable                                    23,013        22,533
    Accrued and other current liabilities              (16,257)      (39,218)
                                                      -----------  ----------
  Net cash used by operating activities                (59,398)     (121,521)
                                                      -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of property and equipment              (31,737)       (7,500)
                                                      -----------  ----------
  Net cash provided (used) by investing
      activities                                       (31,737)       (7,500)
                                                      -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings                              --         89,958
Proceeds from officer loans                             24,908           --
Repayment of bank borrowing                            (83,583)      (38,154)
                                                       ----------  ----------
Net cash provided by financing activities              (58,675)       51,804
                                                       ----------  ----------

Net decrease in cash and equivalents                  (149,810)      (77,217)
Cash and equivalents-beginning                         192,578       137.409
                                                       ----------  ----------
Cash and equivalents-ending                          $  42,768     $  60,192
                                                       ==========  ==========



See accompanying notes to financial statements.











                       PARADISE MUSIC & ENTERTAINMENT, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                    (Unaudited)

NOTE 1 -BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and subsidiaries (the ?Company?) pursuant to the rules and regulations of the Securities and Exchange Commission (the ?SEC?) and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company?s Annual Report for the period ended December 31, 2006 on Form 10-KSB.

The consolidated results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - ORGANIZATION AND NATURE OF OPERATIONS:

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company"), a diversified holding company, is focused on adding to its 2005 acquisition, Environmental Testing Laboratories, Inc. (?ETL?). Now a wholly owned subsidiary, ETL operates profitably in the nationwide $1.8 billion a year environmental testing industry. Expanding ETL is a focal point for Paradise, and it is pursuing additional businesses. The Company, through its new expansion plans, along with its recently expanded management team, is working to attract and subsequently acquire companies operating successfully in its industry. The goals of the expansion strategy include utilizing the Company?s existing Net Operating Loss (NOL) as well as aggregating these companies into successful operations. As of the date of this report, we are not in the process of negotiating any additional mergers or acquisitions, though we have had preliminary discussions with a number of potential acquisition candidates. Paradise operates offices in Florida and Colorado.

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Paradise and its wholly-owned subsidiaries, iball Media, PDSE Events, All Access, PDSE Records, Push Records, PDSE Digital, Rave, Picture Vision, Straw Dogs, Shelter Films and the newly acquired Environmental Testing Laboratories, Inc. (collectively the
"Company").   All significant intercompany accounts and transactions have been eliminated in consolidation. In 2001, the Company discontinued operations in all the subsidiaries except for All Access Entertainment Management Group, Inc. which was discontinued in 2003. In 2007, the Company sold the discontinued operations to a third party. See subsequent events below.

Revenue Recognition

The Company?s current revenue from the provision of environmental testing services is recorded when the service has been performed.
                    PARADISE MUSIC & ENTERTAINMENT, INC.
                              AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2007 and 2006
                               (Unaudited)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historic trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. Substantially all of the receivables are pledged as security for a factoring agreement with Capstone Business Credit, LLC.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of assets is computed using the straight-line method over the following estimated useful lives.

       Laboratory equipment		         3 - 10 years
       Furniture and fixtures         	   3 -  7 years

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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



                  PARADISE MUSIC & ENTERTAINMENT, INC.
                           AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2007 and 2006
                             (Unaudited)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Segment Information

The Company follows SFAS 131, ?Disclosures about Segments of an Enterprise and Related Information?. Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

 Loss Per Common Share

Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for all periods presented. Unexercised stock options and warrants were not included in the computations of diluted earnings per common share because their effect would have been anti-dilutive as a result of the Company's losses.






                      PARADISE MUSIC & ENTERTAINMENT, INC.
                              AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2007 and 2006
                                 (Unaudited)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company accounts for stock based compensation in accordance with SFAS 123, Accounting for Stock-Based Compensation. The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, Accounting for Stock Issued to Employees (?APB 25?) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, ?The Fair Value Option for Financial Assets and Financial Liabilities?, or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Boards long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for our first fiscal year that begins after

November 15, 2007, which is our fiscal year 2008 that begins in January 2008. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

NOTE 4 - COMMITMENTS AND CONTINGENCIES:

The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company's common stock valued on the last day of the
applicable quarter.   As the only outside director at that time, Mr. Rifenburgh
signed an agreement on January 2, 2002 to suspend the accrual of compensation until the Company begins significant operations. The Company has agreed to pay
                     PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2007 and 2006
                                  (Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

the Chairman $240,000 per year. The Company was not able to make these payments, nor have they accrued the expense for fiscal year ended December 31, 2006 and 2007. The former Chairman, Mr. Hickel, agreed on January 2, 2002 to suspend the accrual of compensation until the Company begins significant operations. Mr. Hickel resigned as Chairman in June 2006, at which time Mr. Rifenburgh became Chairman. He, too, had elected to suspend the accrual of this compensation, however some compensation was expensed during 2006. Compensation in the form of cash, and stock occurred in 2007. See subsequent events.

NOTE 5 - GOING CONCERN STATUS - FUTURE OPERATIONS

In the Companys strategy to reposition its business, the Company acquired Environmental Testing Laboratories, Inc. in 2005. We are now focusing on growing that business both internally and externally. We have a number of marketing and acquisition initiatives to accomplish that goal. On the other hand, since its inception, the Company has not operated profitably. The Company had a stockholders deficit of $7,822,069 at March 31, 2007. There can be no assurance that commercial viability can be demonstrated for the Company?s products and services, and there can be no assurance that the Company will ever achieve profitability on a sustained basis, if at all.

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























ITEM 2. 	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS
General

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company"), an Environmental services company, is focused on adding to its 2005 acquisition, Environmental Testing Laboratories, Inc. (?ETL?). Now a wholly owned subsidiary, ETL operates in the nationwide $1.8 billion a year environmental
testing industry.   Paradise operates offices in Florida and Colorado, and was incorporated in the State of Delaware in July 1996.

In the past Paradise operated as a music and entertainment company focused on partnering with other companies in the entertainment industry.

Paradise is pursuing acquisitions in the environmental services industry. To that end, Paradise acquired Environmental Testing Laboratories, Inc. (ETL) of Farmingdale, NY in February 2005.

The Company, to date, has not completed acquisitions of any additional merger candidates, but has identified and entered into negotiations with a number of potential candidates. There can be no assurances that such acquisitions will occur.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The net loss was $179,926 for the three months ended March 31, 2007 compared to a net loss of $106,455 for the three months ended March 31, 2006. The increase in loss was due to the loss of two major contracts in the first quarter.

Paradise's marketing, selling, general and administrative expenses decreased to $384,723 for the three months ended March 31, 2007 from $393,123 for the three months ended March 31, 2006, a decrease of $8,400.

Net interest expense was $107,478 for the three months ended March 31, 2007, compared to $112,143 for the three months ended March 31, 2006. Revenue was $574,479 for the three months ended March 31, 2007 compared to $736,440 for the three months ended March 31, 2006.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2007 was $59,398.

Net cash used in financing activities for the three months ended March 31, 2007 was $58,675, the result of repayment of funds borrowed from financial institutions.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended December 31, 2007 we did not engage in any hedging activities.

Since the Company to date has had no hedging or similar activities, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

ITEM 4.	  CONTROLS AND PROCEDURES

Based upon an evaluation, supervised by Richard Rifenburgh, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Rifenburgh has concluded that our disclosure controls and procedures were effective at March 31, 2007. During the quarter ended March 31, 2007, there were no significant changes in our internal accounting controls or in other factors that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There were no legal proceedings involving the Company at March 31, 2007.

ITEM 1A.  RISK FACTORS.

We have a history of losses, we expect more losses in the future and we have substantial doubt regarding our ability to continue as a going concern. The report of our independent auditor contains a qualification that points out factors "raising substantial doubt about our ability to continue as a going concern." Since our inception, we have never been profitable before extraordinary items. For the year ended December 31, 2007, we had a net loss from operations of $(443,803) compared to net income from operations of $101,163 for the year ended December 31, 2006, and stockholders? deficit of $(2,789,740) as of December 31, 2007. We presently have limited credit facilities and we are in default on several loan instruments. These factors raise substantial doubt about our ability to continue as a going concern, though we may report positive net income in 2008.

We believe we do not currently have available funds sufficient to sustain our operations through the second quarter of 2009. Our available funds generally consist of cash and the funding derived from our revenue sources: income related to environmental testing. As of December 31, 2007, we had $8,657 in available cash. Reducing operating expenses and capital expenditures alone will not be sufficient to solve our liquidity problems. Unless we are able to obtain sufficient funding through equity or debt offerings we will not be able to expand our business. Even if we are able to obtain additional financing it may not be sufficient to expand our current operations.


The Company's strategy is to maximize the opportunity for growing the Company into a profitable operating company. That strategy is to acquire companies that are, or can be, operated profitability in environmental services. The Company?s management has operated service companies in a variety of fields for over 35 years. While there has been some progress made on the implementation of this relatively new strategy, the strategy is still in its infancy. The Company presently has limited credit facilities and is in default on several loan instruments. All of the above factors raise substantial doubt about our ability to continue as a going concern.

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

The Company?s Directors and officers make all decisions regarding selection of management, budgeting, marketing, salaries and other matters affecting the Company. Shareholders have little, if any, ability to influence the management or the direction of the Company.

Agreements and arrangements between the Company and the Directors are not the result of arm?s length negotiations and may result in conflicts of interest. See ?MANAGEMENT- Compensation.?

The Company will initiate additional acquisitions in the future and has only limited prior acquisition history. A shareholder in the Company must rely upon the ability of Management in identifying, structuring, and implementing acquisitions consistent with the Company's objectives and policies. There can be no assurance that there will be any additional acquisitions.

The Company may involve high degrees of leverage. Accordingly, recessions, operating problems and other general business and economic risks may have a more pronounced effect on the profitability or survival of the company. Also, increased interest rates increase the company?s interest expenses. In the event the company cannot generate adequate cash flow to meet debt service, the Company may suffer a partial or total loss of capital invested in the company.

Decisions with respect to the management of the Company will be made by management of the Company or its parent. The loss of the services of one or more of the principal members of Management could have an adverse impact on the Company's ability to realize its business objectives.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At the January 8, 2007 board meeting the board granted the following S-8 shares for past due compensation as follows: Richard Rifenburgh received 400,000 shares, Julia Belden received 600,000 shares, Kelly Hickel received 979,083 shares and Patrick Rowland received 120,000 shares. The 2,099,083 shares were expensed as $20,991 in 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

On February 2, 2007, the board of Directors (the ?Board?) elected Mr. Paul Lisak, M.S., R.E.H.S to fill the vacant Board seat previously held by Kelly T. Hickel. Mr. Lisak, age 62, retired in 2002 as Los Angeles (?LA?) County?s Hazardous Materials Control Manager, and from over 30 years service devoted to the administration and management of public health.

Mr. Winston "Buzz" Willis was also elected to fill the vacant Board seat that he previously held by him prior to his resignation in June 2006. Mr. Willis was the youngest vice president at RCA and was the founder of the Black Music Division of RCA Records. From the late 1970s to the early 1980s, he served as senior VP of American operations of Phillips Electronics Corp. (parent of Polydor/Polygram Records).

Ms. Julia Belden was elected as treasurer of the Company in addition to the position of secretary which she has held since June 15, 2006. Ms. Patty Werner Els was elected to the position of president of Environmental Testing Laboratories, Inc. (ETL), the Company?s subsidiary. Ms. Werner-Els has been employed at ETL for 17 years. On December 21, 2007 Mr. Rifenburgh resigned as chairman and chief executive officer of ETL. Mr. Kelly T. Hickel was elected chairman and chief executive officer of ETL at the time of Mr. Rifenburgh?s resignation. Ms. Belden and Ms. Werner-Els were reconfirmed as directors of ETL at this time.

Mr. Richard P. Rifenburgh maintains his position as Chairman of the Board and the other officer positions he has held since June 2006 and the position of Vice

Chairman which he has held since 2001. He also serves on the Board?s Audit Committee, Compensation Committee and Nominating and Governance Committee; as well as Chairman of the Audit Committee.

In consideration for his service on the Board, Mr. Paul Lisak, a director, has been granted stock options to purchase 10,000 shares of the Company?s newly-authorized Series C Preferred stock. In consideration for his service on the Board, Mr. Willis was also granted stock options to purchase 10,000 shares of the Company?s Series C Preferred stock. Mr. Rifenburgh, in consideration of his long service and additional responsibilities was granted stock options to purchase 50,000 shares of the Company?s Series C Preferred stock. In consideration for her service as an Officer was granted options to purchase 7,500 shares of the Company?s Series C Preferred stock. Ms. Werner-Els, in consideration for her service as the President of the Company?s operating subsidiary was granted options to purchase 7,500 shares of the Company?s Series C Preferred stock. All options granted to Mr. Lisak, Mr. Rifenburgh, Mr. Willis,

Ms. Belden, and Ms. Werner-Els are exercisable for a period of five years from the date of grant at an exercise price of $1.10 per share of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into 100 shares of the Company's Common Stock, subject to adjustment, if, as, and when the Company has authorized a sufficient number of shares of Common Stock for issuance upon such conversion. The Company has agreed to register under the Securities Act of 1933, as amended, and to register or qualify under the applicable securities laws of other jurisdictions, at its expense, the shares of Common Stock into which the shares of Series C Preferred stock are convertible. Upon the effectiveness of such registrations and qualifications, the shares of Series C Preferred Stock will automatically be converted into shares of Common Stock as described above.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

       31		Rule 13a-14(a) Certification of Richard P. Rifenburgh

32		Section 1350 Certification of Richard P. Rifenburgh

(b)	Reports on Form 8-K

*	Report on Form 8-k filed with the SEC on February 7, 2007 announcing the election of directors and principal officers.

                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                 PARADISE MUSIC & ENTERTAINMENT, INC.


                                By:    /s/ Richard P. Rifenburgh
                                    --------------------------------

 Date:  March 6, 2009