Form 10-Q
period 2007-06-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 2009-03-06
CIK 1024464

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2007

OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


For the transition period from _______________ to _____________________


        Commission file number                           1-12635

            PARADISE MUSIC & ENTERTAINMENT, INC.
          (Exact name of registrant as specified in its charter)

                Delaware                                  013-3906452
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

  409 Brevard Avenue, Suite 7, Cocoa, FL                       3292268
 (Address of principal executive offices)                     (Zip Code)

  (Issuer's telephone number)                   		888-565-3259

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

At June 30, 2007, the Issuer had 58,496,358 shares of Common Stock, $.01 par value, issued and outstanding. At December 31, 2008, the issuer had 66,593,566 shares of common stock outstanding.





PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES



PART I   FINANCIAL INFORMATION                                         PAGE

Item 1   Financial Statements                                             1

Condensed Consolidated Balance Sheet as of 					F-1
       June 30, 2007 and December 31, 2006 (Unaudited)

Condensed Consolidated Statements of Operations for the Three 		F-2
       Months Ended June 30, 2007 and 2006 (unaudited)

 Condensed Consolidated Statements of Cash Flows for the Three 		F-3
       Months Ended June 30, 2007 and 2006 (unaudited)

 Notes to Condensed Consolidated Financial Statements 			F-4
              (unaudited)

Item 2   Management's Discussion and Analysis of Financial Condition 	  2
       And Results of Operations

Item 3   Quantitative and Qualitative Disclosures about market risk.

Item 4   Controls and Procedures

                   PART II - OTHER INFORMATION

Item 1   Legal proceedings.

Item 1A  Risk Factors.

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3   Defaults upon Senior Securities.

Item 4   Submission of Matters to a Vote of Security Holders.

Item 5   Other Information.

Item 6   Exhibits.

	Signatures

	Exhibits




PART I ? FINANCIAL INFORMATION

                    PARADISE MUSIC & ENTERTAINMENT, INC.
                            AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                   June 30, 2007 and December 31, 2006

                                                  June 30,        December 31
                                                     2007             2006
                                                 (Unaudited)       (Audited)
                                                -----------       -----------
ASSETS
Current Assets
  Cash and equivalents                         $    15,430       $     192,579
  Accounts receivable, less allowance for
     doubtful accounts of $38,171 and $66,834      989,732             772,116
  Prepaid expenses                                  39,760              40,205
                                                ------------       ------------
  Total Current Assets                           1,044,922           1,004,900

Property and equipment, net                        635,627             708,715
                                                ------------       ------------
Total Assets                                   $ 1,680,550       $   1,713,615
                                               ============       =============
LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities
Current Liabilities
  Accounts payable                             $ 5,619,170       $   5,672,980
  Accrued and Other Current Liabilities          1,697,339           1,703,620
  Current Portion of Long-Term Debt                    --              244,573
  Line of credit                                   553,055             389,003
  Notes Payable                                    736,824             649,750
  Notes Payable-related party                       48,651              15,000
  Dividends payable                                 23,429              16,429
                                               ------------       -------------
    Total Current Liabilities                    8,678,468           8,691,355

Long-term liabilities
  Notes payable                                    825,537             666,819
                                               ------------       -------------
    Total Long-Term Liabilities                    825,537             666,819
                                               ------------       -------------
Total Liabilities                                9,504,005           9,358,174

Stockholders' Equity (Deficiency in assets)
  Preferred stock, $.01 par value, 5,000,0000
  shares authorized, 280,000 issued                  2,800               2,800
  Common Stock, $.01 par value 75,000,000 shares
      authorized, 58,496,358 issued                584,964             584,964
  Additional paid-In capital                    27,137,555          27,135,139
  Accumulated deficit                          (35,548,774)        (35,367,461)
                                               -------------       -------------
     Total Deficiency in assets                 (7,823,455)         (7,644,559)
                                               -------------       -------------
Total Liabilities and Deficiency in assets     $ 1,680,550       $   1,713,615
                                               =============       =============

See accompanying notes to financial statements.
                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                          For the three months ended   For the six months ended
                                    June 30,                 June 30,
                              2007          2006        2007          2006
                         -----------   ------------  -----------  -------------
Revenues:
 Sales                  $   751,862    $  781,038    $1,326,341   $  1,517,477
 Cost of sales              257,619       371,714       516,325        705,843
                          ----------     ----------  -----------   ------------
Gross margin                494,243       409,324       810,016        811,634
                          ----------     ----------  -----------   ------------
Expenses:
   Selling, general
   and administration       407,805       376,643       792,528        769,765
                          ----------     ----------   ----------   ------------
Net income from
   operations                86,438         32,681       17,488         41,869

                          ----------     ----------   ----------   ------------
Other (income) and expense
  Interest expense           86,655        104,805      194,133        216,948
  Other (income) expense     (2,330)             -       (2,300)             -
                          ----------     ----------   ----------   ------------
  Total other (income)
    Loss                     84,325        104,805      191,803        216,948
                          ----------     ----------   ----------   ------------
Income (loss) before
   income tax                 2,113        (72,124)    (174,315)      (175,079)
Provision for income taxes        -              -            -              -
                          ----------     ----------   ----------   ------------
Net income (loss)        $    2,113     $  (72,124)  $ (174,315)  $   (175,079)
                          ==========     ==========   ==========   ============

Preferred stock dividend     (3,500)        (3,500)      (7,000)        (7,000)
                          ----------     ----------   ----------   ------------
Net loss attributable to
    common stock         $   (1,387)       (75,624)  $ (181,315)  $   (182,079)

Net loss per common
  share(basic and
  diluted)               $   (0.003)    $ (0.00220)  $ (0.0031)   $    (0.0031)
                          ==========     ==========   ==========   ============
Weighted average number
  of common shares
  outstanding (basic
  and diluted)            58,496,358     58,496,358   58,496,358     58,496,358
                          ===========    ===========  ==========   =============


See accompanying notes to financial statements








                       PARADISE MUSIC & ENTERTAINMENT, INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                    For the six months ended
                                                             June 30,
                                                        2007          2006
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $  (174,312)  $  (178,579)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                      104,824       101,935
 (Increase) decrease in assets:
    Accounts receivable                               (217,616)       (7,442)
    Prepaid expenses                                       443       (24,536)
 Increase (decrease) in liabilities:
    Accounts payable                                   (53,810)      (14,324)
    Accrued and other current liabilities               (2,295)      (57,122)
                                                      -----------  ----------
  Net cash used by operating activities               (342,766)     (180,069)
                                                      -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of property and equipment              (31,737)       (7,500)
                                                      -----------  ----------
  Net cash provided (used) by investing
      activities                                       (31,737)       (7,500)
                                                      -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Paid-in capital                                          2,417           --
Proceeds from officer loans                             33,651           --
Repayment of notes payable                              87,074       (15,141)
Repayment of bank borrowing                             74,211       204,722
                                                       ----------  ----------
Net cash provided by financing activities              197,353       189,581
                                                       ----------  ----------

Net increase (decrease) in cash and equivalents       (177,150)        2,012
Cash and equivalents-beginning                         192,578       137.409
                                                       ----------  ----------
Cash and equivalents-ending                          $  15,429     $ 139,421
                                                       ==========  ==========



See accompanying notes to financial statements.






                       PARADISE MUSIC & ENTERTAINMENT, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                    (Unaudited)

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

The consolidated results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - ORGANIZATION AND NATURE OF OPERATIONS:

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company"), an environmental services company, is focused on adding to its 2005 acquisition, Environmental Testing Laboratories, Inc. (?ETL?). Now a wholly owned subsidiary, ETL operates in the nationwide $1.8 billion a year environmental testing industry. Expanding ETL is a focal point for Paradise, and it is pursuing additional businesses. The Company, through its new expansion plans, along with its recently expanded management team, is working to attract and subsequently acquire companies operating successfully in its industry. The goals of the expansion strategy include utilizing the Company?s existing Net Operating Loss (NOL) as well as aggregating these companies into successful operations. As of the date of this report, we are in the process of preliminary discussions with a number of potential acquisition candidates. Paradise operates offices in Florida and Colorado.

NOTE 3 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company?s current revenue from the provision of environmental testing services is recorded when the service has been performed.
PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)

NOTE 3 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historic trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. Substantially all accounts receivable are pledged as security for a factoring agreement with Capstone Business Credit, LLC.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of assets is computed using the straight-line method over the following estimated useful lives.

       Laboratory equipment		         3 - 10 years
       Furniture and fixtures         	   3 -  7 years

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.


Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measure the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. At June 30, 2007, no impairment of long-lived assets was deemed appropriate.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.




PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)

NOTE 3 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. There are no related parties to the Company

Segment Information

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

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Loss Per Common Share

Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for all periods presented. Unexercised stock options and warrants were not included in the computations of diluted earnings per common share because their effect would have been anti-dilutive as a result of the Company's losses. In December, 2007 the Company issued 362,300 shares of Series C Preferred Stock as described below. (See Subsequent Events) These transactions will significantly affect earnings per share in future periods.



PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)

NOTE 3 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Stock Warrants

Stock warrants issued for goods and services are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Warrants that are Issued to other than Employees for Acquisition, or in Conjunction with Selling Goods and Services. Accordingly warrants subject to vesting based on performance, will be valued each reporting period until vested. The portion of the value related to the completed term of the related agreement is expensed, and the remaining non-cash deferred consulting expense is amortized over the remaining term of the agreement. The value of such related warrants was subject to adjustment until such time that the warrant was nonforfeitable, fully vested and exercisable. All warrants issued as consideration for goods or services, either were fully vested or cancelled as of June 30, 2007.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, ?Accounting for Certain Hybrid Instruments-an amendment of FASB Statements 133 and 140, which is effective for all financial instruments acquired or issued after the beginning of an entity first fiscal year that begins after September 15, 2006. The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized have to be bifurcated, if the holder elects to account for the whole instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated, if the holder elects to account for the whole instrument on a fair value basis. The Company does not expect that the adoption of this statement would have a material effect on the Company?s financial position or results of operations.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109?, which clarifies the PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle if any, recorded as an adjustment to opening retained earnings. The Company does not expect that the adoption of this statement would have a material effect on the Company?s financial position or results of operations.

In September 2006, the SEC released SAB No. 108, ?Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements? (SAB 108). SAB 108 provides interpretive guidance on the SEC?s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provision of SAB 108 is effective for the Company in the current fiscal year ended December 31, 2006. The Company does not expect that the adoption of this statement would have a material effect on the Company financial position or results of operations.

In September 2006, the FASB issued SFAS No.157, ?Fair Value Measurements? (SFAS
157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company starting January 1, 2008. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157 on its financial position, cash flows and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, ?The Fair Value Option for Financial Assets and Financial Liabilities?, or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board?s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for our first fiscal year that begins after November 15, 2007, which is our fiscal year 2008 that begins in January 2008. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

NOTE 4 - COMMITMENTS AND CONTINGENCIES:

The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company's common stock valued on the last day of the
applicable quarter.   As the only outside director at that time, Mr. Rifenburgh
signed an agreement on January 2, 2002 to suspend the accrual of compensation until the Company begins significant operations. The Company has agreed to pay the Chairman $240,000 per year. The Company was not able to make these payments, nor have they accrued the expense for fiscal year ended December 31, PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

2005 and 2006. The former Chairman, Mr. Hickel, agreed on January 2, 2002 to suspend the accrual of compensation until the Company begins significant operations. Mr. Hickel resigned as Chairman in June 2006, at which time Mr. Rifenburgh became Chairman. He, too, had elected to suspend the accrual of this compensation, however some compensation was expensed during 2006.

NOTE 5 - GOING CONCERN STATUS - FUTURE OPERATIONS

Since its inception, the Company has not operated profitably. The Company had a stockholders? deficit of $7,823,455 at June 30, 2007. There can be no assurance that commercial viability can be demonstrated for the Company?s products and services, and there can be no assurance that the Company will ever achieve profitability on a sustained basis, if at all.

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

NOTE 6 - RECENT AND SUBSEQUENT DEVELOPMENTS

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





PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)

NOTE 6 - RECENT AND SUBSEQUENT DEVELOPMENTS (continued)

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

In April 2007 and November 2007, one of the companys investors provided a total of an additional one hundred thousand dollar ($100,000), converted his previously issued warrants to 30,000 warrants of the Company?s Preferred C shares and received an additional 18,000 warrants of Preferred Series C as consideration. All 48.000 warrants were granted at $1.00 per share and all were exercised in November 2007.

In December 2006, Capstone Business Credit LLC amended the financial agreements with the Company?s subsidiary, ETL. In consideration, the Company issued fifteen thousand (15,000) shares of Series C Preferred stock to Capstone in December, 2007.




ITEM 2. 	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

The Company has begun identifying and negotiating with additional merger candidates, and has identified a number of potential candidates. There can be no assurances that such acquisitions will occur.

Forward-Looking Statements

Except for the historical information contained herein, this quarterly report on Form 10-Q may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events and to our future financial performance. These statements are only predictions and may differ from actual future events or results. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments or otherwise. Please refer to our other filings with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including but not limited to risks associated with changes in general economic and business conditions, actions of our competitors, the extent to which we are able to develop new services and markets for our services, the time and expense involved in such development activities, the level of demand and market acceptance of our services and changes in business strategies.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

The net profit was $2,113 for the three months ended June 30, 2007 compared to a net loss of $(72,124) for the three months ended June 30, 2006.

Paradise's marketing, selling, general and administrative expenses increased to $407,805 for the three months ended June 30, 2007 from $376,643 for the three months ended June 30, 2006, an increase of $31,162.

Net interest expense was $86,655 for the three months ended June 30, 2007, compared to $104,805 for the three months ended June 30, 2006. Revenue was $751,862 for the three months ended June 30, 2007 compared to $781,038 for the three months ended June 30, 2006.


Liquidity and Capital Resources

Net cash used in operating activities for the three months ended June 30, 2007 was $342,766.

Net cash provided by financing activities for the three months ended June 30, 2007 was $197,353, the result of funds borrowed from financial institutions, private parties and officer loans.

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

Based upon an evaluation, supervised by Richard Rifenburgh, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Rifenburgh has concluded that our disclosure controls and procedures were effective as of March 31, 2007. During the quarter ended March 31, 2007, there were no significant changes in our internal accounting controls or in other factors that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There were no legal proceedings involving the Company at March 31, 2007.

ITEM 1A.  RISK FACTORS.

We have a history of losses, we expect more losses in the future and we have substantial doubt regarding our ability to continue as a going concern. The report of our independent auditor contains a qualification that points out factors "raising substantial doubt about our ability to continue as a going concern." Since our inception, we have never been profitable before extraordinary items. For the year ended December 31, 2007, we had a net loss from operations of $(443,803) compared to net income from operations of $101,163 for the year ended December 31, 2006, and stockholders? deficit of $(2,789,740) as of December 31, 2007. We presently have limited credit facilities and we are in default on several loan instruments. These factors raise substantial doubt about our ability to continue as a going concern, though we may report positive net income in 2009.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At the January 8, 2007 board meeting the board granted the following S-8 shares for past due compensation as follows: Richard Rifenburgh received 400,000 shares, Julia Belden received 600,000 shares, Kelly Hickel received 979,083 shares and Patrick Rowland received 120,000 shares. The 2,099,083 shares were expensed as $20,991 in 2007. No common stock was issued during the quarter ended June 30, 2007.

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



In consideration for his service on the Board, Mr. Paul Lisak, a director, has been granted stock options to purchase 10,000 shares of the Company?s newly-authorized Series C Preferred stock. In consideration for his service on the Board, Mr. Willis was also granted stock options to purchase 10,000 shares of the Company Series C Preferred stock. Mr. Rifenburgh, in consideration of his long service and additional responsibilities was granted stock options to purchase 50,000 shares of the Company?s Series C Preferred stock. In consideration for her service as an Officer was granted options to purchase 7,500 shares of the Company?s Series C Preferred stock. Ms. Werner-Els, in consideration for her service as the President of the Company?s operating subsidiary was granted options to purchase 7,500 shares of the Company?s Series C Preferred stock. All options granted to Mr. Lisak, Mr. Rifenburgh, Mr. Willis, Ms. Belden, and Ms. Werner-Els are exercisable for a period of five years from the date of grant at an exercise price of $1.10 per share of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into 100 shares of the Company's Common Stock, subject to adjustment, if, as, and when the Company has authorized a sufficient number of shares of Common Stock for issuance upon such conversion. The Company has agreed to register under the Securities Act of 1933, as amended, and to register or qualify under the applicable securities laws of other jurisdictions, at its expense, the shares of Common Stock into which the shares of Series C Preferred stock are convertible. Upon the effectiveness of such registrations and qualifications, the shares of Series C Preferred Stock will automatically be converted into shares of Common Stock as described above.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

       31		Rule 13a-14(a) Certification of Richard P. Rifenburgh

32		Section 1350 Certification of Richard P. Rifenburgh

(b)	Reports on Form 8-K

       None
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                 PARADISE MUSIC & ENTERTAINMENT, INC.


                                By:    /s/ Richard P. Rifenburgh
                                    ----------------------------------

 Date:  March 6, 2009