Form 10-Q
period 2007-09-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 2009-03-06
CIK 1024464

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 2007

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

At September 30, 2007, the Issuer had 58,496,358 shares of Common Stock, $.01 par value, issued and outstanding. At December 31, 2008, the issuer had 66,593,566 shares of common stock outstanding.





PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES



PART I   FINANCIAL INFORMATION                                         PAGE

Item 1   Financial Statements                                             1

Condensed Consolidated Balance Sheet as of 					F-1
       September 30, 2007 and December 31, 2006 (Unaudited)

Condensed Consolidated Statements of Operations for the Three 		F-2
       Months Ended September 30, 2007 and 2006 (unaudited)

 Condensed Consolidated Statements of Cash Flows for the Three 		F-3
       Months Ended September 30, 2007 and 2006 (unaudited)

 Notes to Condensed Consolidated Financial Statements 			F-4
              (unaudited)

Item 2   Management's Discussion and Analysis of Financial Condition 	  2
       And Results of Operations

Item 3   Quantitative and Qualitative Disclosures about market risk.      3

Item 4   Controls and Procedures	                                     3

                          PART II - OTHER INFORMATION

Item 1   Legal proceedings.                                               3

Item 1A  Risk Factors.                                                    3

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.     5

Item 3   Defaults upon Senior Securities.                                 5

Item 4   Submission of Matters to a Vote of Security Holders.             5

Item 5   Other Information.                                               5

Item 6   Exhibits.                                                        6

	Signatures	                                                       6







PART I ? FINANCIAL INFORMATION

                    PARADISE MUSIC & ENTERTAINMENT, INC.
                            AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                   September 30, 2007 and December 31, 2006

                                                 September 30,    December 31
                                                     2007             2006
                                                 (Unaudited)       (Audited)
                                                -----------       -----------
ASSETS
Current Assets
  Cash and equivalents                         $    22,474       $     192,579
  Accounts receivable, less allowance for
     doubtful accounts of $38,171 and $66,834    1,150,584             772,116
  Prepaid expenses                                  34,867              40,205
                                                ------------       ------------
  Total Current Assets                           1,207,925           1,004,900

Property and equipment, net                        594,677             708.715
                                                ------------       ------------
Total Assets                                   $ 1,802,602       $   1,713,615
                                               ============       =============
LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities
Current Liabilities
  Accounts payable                             $ 5,684,312       $   5,672,980
  Accrued and Other Current Liabilities          1,699,309           1,703,620
  Current Portion of Long-Term Debt                    --              244,573
  Line of credit                                   655,978             389,003
  Notes Payable                                    736,824             649,750
  Notes Payable-related party                       47,456              15,000
  Dividends payable                                 26,929              16,429
                                               ------------       -------------
    Total Current Liabilities                    8,850,808           8,691,355

Long-term liabilities
  Notes payable                                    781,655             666,819
                                               ------------       -------------
    Total Long-Term Liabilities                    781,655             666,819
                                               ------------       -------------
Total Liabilities                                9,632,463           9,358,174

Stockholders' Equity (Deficiency in assets)
  Preferred stock, $.01 par value, 5,000,0000
  shares authorized, 280,000 issued                  2,800               2,800
  Common Stock, $.01 par value 75,000,000 shares
      authorized, 58,496,358 issued                584,964             584,964
  Additional paid-In capital                    27,137,555          27,135,139
  Accumulated deficit                          (35,555,180)        (35,367,461)
                                               -------------       -------------
     Total Deficiency in assets                 (7,829,861)         (7,644,559)
                                               -------------       -------------
Total Liabilities and Deficiency in assets     $ 1,802,602       $   1,713,615
                                               =============       =============

See accompanying notes to financial statements.
                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                          For the three months ended  For the nine months ended
                                 September 30,              September 30,
                              2007          2006        2007          2006
                         -----------   ------------  -----------  -------------
Revenues:
 Sales                  $  751,151     $  763,325    $2,077,492   $  2,280,803
 Cost of sales             256,126        354,861       725,450      1,060,704
                          ----------     ----------  -----------   ------------
Gross margin               495,025        408,464     1,305,042      1,193,372
                          ----------     ----------  -----------   ------------
Expenses:
   Selling, general
   and administration       408,258       423,606     1,200,786      1,193,372
                          ----------     ----------   ----------   ------------
Income (loss) from
   operations                86,767       (15,142)      104,256         26,727
                          ----------     ----------   ----------   ------------
Other (income) and expense
  Interest expense           89,671        94,195       283,804        311,143
  Other (income)                  -             -        (2,301)             -
                          ----------     ----------   ----------   ------------
Loss before income tax       (2,904)     (109,337)     (177,217)      (284,416)
Provision for income taxes        -              -            -              -
                          ----------     ----------   ----------   ------------
Net loss                 $   (2,204)   $ (109,337)  $  (177,217)  $   (284,416)
                          ==========     ==========   ==========   ============

Preferred stock dividend     (3,500)       (3,500)      (10,500)       (10,500)
                          ----------    ----------    ----------   ------------
Net loss attributable to
    common stock         $   (6,404)    $ (112,837)  $ (187,717)  $   (294,916)

Net loss per common
  share(basic and
  diluted)               $   (0.000)    $  (0.0019)  $  (0.0032)  $    (0.0050)
                          ==========     ==========   ==========   ============
Weighted average number
  of common shares
  outstanding (basic
  and diluted)            58,496,358     58,496,358   58,496,358    58,496,358
                          ===========    ===========  ==========   =============


See accompanying notes to financial statements








                        PARADISE MUSIC & ENTERTAINMENT, INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                    For the nine months ended
                                                             September 30,
                                                        2007          2006
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $  (177,217)  $  (291,416)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                      145,775       151,106
 (Increase) decrease in assets:
    Accounts receivable                               (378,468)     (180,820)
    Deferred costs                                           -        (9,561)
    Prepaid expenses                                     5,336        (7,435)
 Increase (decrease) in liabilities:
    Accounts payable                                    11,333        42,130
    Accrued and other current liabilities              (36,136)      (55,994)
                                                      -----------  ----------
  Net cash used by operating activities               (429,377)     (342,429)
                                                      -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of property and equipment              (31,737)       (7,500)
                                                      -----------  ----------
  Net cash provided (used) by investing
      activities                                       (31,737)       (7,500)
                                                      -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Paid-in capital                                          2,417           --
Proceeds from officer loans                             32,456           --
Notes payable                                           87,074       101,518
Bank borrowing                                         169,062       154,698
                                                       ----------  ----------
Net cash provided by financing activities              291,009       256,216
                                                       ----------  ----------

Net decrease in cash and equivalents                  (170,105)      (93,713)
Cash and equivalents-beginning                         192,578       137.409
                                                       ----------  ----------
Cash and equivalents-ending                          $  22,474     $  43,696
                                                       ==========  ==========



See accompanying notes to financial statements.






                       PARADISE MUSIC & ENTERTAINMENT, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2007 and 2006
                                    (Unaudited)

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

The consolidated results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Revenue Recognition

The Company?s current revenue from the provision of environmental testing services is recorded when the service has been performed.
PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

NOTE 3 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. Substantially all of the accounts receivable are pledged as security for a factoring agreement with Capstone Business Credit, LLC.

Property and Equipment

Property and equipment is recorded at cost. Depreciation of assets is computed using the straight-line method over the following estimated useful lives.

       Laboratory equipment		         3 - 10 years
       Furniture and fixtures         	   3 -  7 years

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measure the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. At September 30, 2007, no impairment of long-lived assets was deemed appropriate.

Use of Estimates?

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

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



PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

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

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (?APB 25?) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, ?Accounting for Certain Hybrid Instruments-an amendment of FASB Statements 133 and 140?, which is effective for all financial instruments acquired or issued after the beginning of an entity?s first fiscal year that begins after September 15, 2006. The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized have to be bifurcated, if the holder elects to account for the whole instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated, if the holder elects to account for the whole instrument on a fair value basis. The Company does not expect that the adoption of this statement would have a material effect on the Company?s financial position or results of operations.

In July 2006, the FASB issued FIN 48, ?Accounting for Uncertainty in Income Taxes?an Interpretation of FASB Statement No. 109?, which clarifies the PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

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

In September 2006, the SEC released SAB No. 108, ?Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements? (?SAB 108?). SAB 108 provides interpretive guidance on the SEC?s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provision of SAB 108 is effective for the Company in the current fiscal year
ended December 31, 2007.   The Company does not expect that the adoption of this
statement would have a material effect on the Company?s financial position or results of operations.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES:

The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company's common stock valued on the last day of the applicable quarter. As the only outside director at that time, Mr. Rifenburgh signed an agreement on January 2, 2002 to suspend the accrual of compensation until the Company begins significant operations. The Company has agreed to pay the Chairman $240,000 per year. The Company was not able to make these payments, nor have they accrued the expense for fiscal year ended December 31, PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

2005 and 2006. The former Chairman, Mr. Hickel, agreed on January 2, 2002 to suspend the accrual of compensation until the Company begins significant operations. Mr. Hickel resigned as Chairman in September 2006, at which time Mr. Rifenburgh became Chairman. He, too, had elected to suspend the accrual of this compensation, however some compensation was expensed during 2006.

NOTE 5 - GOING CONCERN STATUS - FUTURE OPERATIONS

Since its inception, the Company has not operated profitably. The Company had a stockholders? deficit of $7,829,861 at September 30, 2007. There can be no assurance that commercial viability can be demonstrated for the Company?s products and services, and there can be no assurance that the Company will ever achieve profitability on a sustained basis, if at all.

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

Mr. Winston "Buzz" Willis was also elected to fill the vacant Board seat that he previously held by him prior to his resignation in September 2006. Mr. Willis was the youngest vice president at RCA and was the founder of the Black Music Division of RCA Records. From the late 1970s to the early 1980s, he served as senior VP of American operations of Phillips Electronics Corp. (parent of Polydor/Polygram Records).

Ms. Julia Belden was elected as treasurer of the Company in addition to the position of secretary which she has held since September 15, 2006. Ms. Patty Werner-Els was elected to the position of president of Environmental Testing Laboratories, Inc. (ETL), the Company?s subsidiary. Ms. Werner-Els has been employed at ETL for 17 years. On December 21, 2007 Mr. Rifenburgh resigned as chairman and chief executive officer of ETL. Mr. Kelly T. Hickel was elected chairman and chief executive officer of ETL at the time of Mr. Rifenburgh?s resignation. Ms. Belden and Ms. Werner-Els were reconfirmed as directors of ETL at this time.





PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

NOTE 6 - RECENT AND SUBSEQUENT DEVELOPMENTS (continued)

Mr. Richard P. Rifenburgh maintains his position as Chairman of the Board and the other officer positions he has held since September 2006 and the position of Vice Chairman which he has held since 2001. He also serves on the Board?s Audit Committee, Compensation Committee and Nominating and Governance Committee; as well as Chairman of the Audit Committee.

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

In April 2007 and November 2007, one of the company investors provided a total of an additional one hundred thousand dollar ($100,000), converted his previously issued warrants to 30,000 warrants of the Company?s Preferred C shares and received an additional 18,000 warrants of Preferred Series C as consideration. All 48.000 warrants were granted at $1.00 per share and all were exercised in November 2007.

In December 2006, Capstone Business Credit, LLC amended the financial agreements with the Company?s subsidiary, ETL. In consideration, the Company issued fifteen thousand (15,000) shares of Series C Preferred stock to Capstone in December, 2007.




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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

The net loss was $ 2,904 for the three months ended September 30, 2007 compared to a net loss of $109,337 for the three months ended September 30, 2006.

Paradise's marketing, selling, general and administrative expenses decreased to $403,258 for the three months ended September 30, 2007 from $423,606 for the three months ended September 30, 2006, a decrease of $15,348.

Net interest expense was $89,671 for the three months ended September 30, 2007, compared to $94,195 for the three months ended September 30, 2006. Revenue was $751,151 for the three months ended September 30, 2007 compared to $763,325 for the three months ended September 30, 2006.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended September 30, 2007 was $429,377.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $291,009, the result of repayment of funds borrowed from financial Institutions, notes payable and officer loans.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2007 we did not engage in any hedging activities.

Since the Company to date has had no hedging or similar activities, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

ITEM 4.	  CONTROLS AND PROCEDURES

Based upon an evaluation, supervised by Richard Rifenburgh, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Rifenburgh has concluded that our disclosure controls and procedures were effective as of September 30, 2007. During the quarter ended September 30, 2007, there were no significant changes in our internal accounting controls or in other factors that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II ? OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There were no legal proceedings involving the Company at September 30, 2007.

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

We believe we do not currently have available funds sufficient to sustain our operations through the second quarter of 2009. Our available funds generally consist of cash and the funding derived from our revenue sources: income related to environmental testing. As of September 30, 2007, we had $22,474 in available cash. Reducing operating expenses and capital expenditures alone will not be sufficient to solve our liquidity problems. Unless we are able to obtain sufficient funding through equity or debt offerings we will not be able to expand our business. Even if we are able to obtain additional financing it may not be sufficient to expand our current operations.

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

Decisions with respect to the management of the Company will be made by management of the Company. The loss of the services of one or more of the principal members of Management could have an adverse impact on the Company's ability to realize its business objectives.

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

There were no common shares issued during the quarter ended September 30, 2007.

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