Form 10-K
period 2007-12-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2009-03-06
CIK 1024464

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                          F O R M 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION l3 OR l5 (d) OF THE SECURITIES
    EXCHANGE ACT OF l934

             For the fiscal year ended December 31, 2007
OR
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 1-12635
                         ----------------------
           PARADISE MUSIC & ENTERTAINMENT, INC.
       (Exact name of registrant as specified in its charter)

       Delaware                                 	13-3906452
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

 409 Brevard Avenue, Suite 7  P.O. Box 307  Cocoa, FL	 32923-0307
(Address of principal executive offices)          	 	(Zip Code)

Issuer's telephone number, including area code:          (888) 565-3259

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class        Name of Each Exchange on Which Registered
    --------------------       ------------------------------------------
       Common Stock		              Over-the-counter
par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.           [  ] Yes  [ X] No

Indicate  by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act.    [  ] Yes  [ X] No

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        [  ]Yes  [ X] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. 	                      [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [  ]                    Accelerated filer  [  ]

Non-accelerated filer    [  ]		 Smaller reporting company  [ X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).            Yes [  ]  No [ X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant?s most recently completed second fiscal quarter;

					June 30, 2007  			$ 1,233,947

					December 31, 2008			$   389,095

Indicate the number of shares outstanding of each of the registrant?s classes of common stock, as of the latest practicable date.

December 31, 2007: 60,595,441	     December 31, 2008: 66,593,566


DOCUMENTS INCORPORATED BY REFERENCE: None




                            TABLE OF CONTENTS
	                           PART I
Item 1.  Business.....................................................  1

Item 1A  Risk Factors ................................................  3

Item 1B  Unresolved Staff Comments ...................................  5

Item 2.  Properties ..................................................  5

Item 3.  Legal Proceedings............................................  5

Item 4.  Submission of Matters to a Vote of Security Holders..........  5

	                             PART II
Item 5.  Market for Registrant?s Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities ...........  5

Item 6.  Selected Financial Data......................................  7

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................  7

Item 7A. Quantitative and Qualitative Disclosure about Market Risk....  9

Item 8   Financial Statements and Supplementary Data..................  8

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................  8

Item 9A(T). Controls and Procedures...................................  9

Item 9B. Other Information............................................ 10

	                            PART III
Item 10  Directors, Executive Officers and Corporate Governance ...... 13

Item 11. Executive Compensation....................................... 16

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters................... 18

Item 13. Certain Relationships and Related Transactions and
         Director Independence ....................................... 20

Item 14. Principal Accountant Fees and Services....................... 20

Item 15. Exhibits, Financial Statement Schedules...................... 22

Index to Financial Statements......................................... 22

Financial Statements................................................. F-1

Signatures............................................................ 23



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

ITEM 1.  BUSINESS

GENERAL

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company") was incorporated in the State of Delaware on July 18, 1996. Our principal executive offices are located at 409 Brevard Avenue, Suite 7, Cocoa, FL 32922, and our telephone number is 888-565-3259. Paradise operates offices in Florida and Colorado.

Paradise is focused on adding to its 2005 acquisition, Environmental Testing Laboratories, Inc. (?ETL?). Now a wholly owned subsidiary, ETL operates in the nationwide $1.8 billion a year environmental testing industry.
In the past Paradise operated as a music and entertainment company focused on partnering with other companies in the entertainment industry. Paradise is now pursuing acquisitions in the following vertical industry segments:

	Environmental Services
	Environmental Testing

The Company acquired all of the outstanding stock of Environmental Testing Laboratories, Inc. (ETL) of Farmingdale, NY in February 2005, as reported and described below, and is actively seeking acquisitions in the environmental services and environmental testing areas. At least one acquisition has been identified and an acquisition agreement has been entered into. See Item 9B. Other Information.

ETL is committed to providing high quality data to its clients by adhering to approved methodologies and all mandated QA/QC protocols. Company analysts are seasoned professional with years of environmental experience. Using state-of-the-art instrumentation with powerful computer hardware and software, ETL provides the most current and competitive pricing and services to match the customers? data quality objectives.

ETL provides the following services:

*	RCRA (Resource Conservation Recovery Act) and Hazardous Waste
      Characterization

*	TCLP (Toxic Characteristic Leaching Procedure) Analyses

*	Underground Storage Tank Analytical Assessment

*	Landfill/Ground Water Monitoring

*	Pesticide and Herbicide Testing in Soil and Groundwater

*	NPDES (National Pollution Discharge Elimination System) Effluent
      Characteristics Analysis

*	PCB (Polychlorinated biphenyls)and PCB Congener Analysis

*	HUD Lead Abatement Testing

*	Fingerprint Categorization

*	Petroleum Analyses

*	Client Specific Deliverables

*	Electronic Data Deliverables

As indicated by the acquisition of Environmental Testing Laboratories, Inc., Paradise has launched a new strategy in order to maximize the opportunity for growing the Company into a profitable operating company. That strategy is to acquire companies that are, or can be, operated profitability in the environmental service industry. The Company?s management has operated service companies in a variety of fields for over 35 years and in environmental services for more than 20 years.

Based on our acquisition of Environmental Testing Laboratories, Inc., the Company is going to focus in the near term on acquiring additional businesses in the environmental services industry. In these scenarios, the Company expects to improve the operational performance and the asset utilization of the acquired entities, if any are acquired, via both horizontal and vertical expansion. In each scenario, the Company plans to increase its revenues while holding overhead and capitalization costs to a minimum by integrating back
office, front office and field systems, routes and personnel.   We cannot
guarantee, however, that we will be able to find entities or businesses in this field that fit within our strategy, or that, if we do find such businesses, we will be able to acquire them or, if they are acquired, to operate them successfully.

The Company, to date, has not begun acquisition proceedings with any additional merger candidates, but has identified a number of potential candidates and is under negotiation with a number of them. There can be no assurances that such acquisitions will occur.

Principles of Consolidation

The consolidated financial statements for prior years included the accounts of Paradise and its wholly-owned inactive subsidiaries, iball Media, PDSE Events, All Access, PDSE Records, Push Records, PDSE Digital, Rave, Picture Vision, Straw Dogs, Shelter Films and the active subsidiary, Environmental Testing
Laboratories, Inc.  (collectively the "Company").   During 2007, the Company
sold the inactive subsidiaries so the 2007 consolidated financial statements do not include the accounts of the former subsidiaries and represent the consolidated results of the Company and its sole active subsidiary, Environmental Testing Laboratories, Inc.

All significant intercompany accounts and transactions have been eliminated in consolidation. In 2001, the Company discontinued operations in all the subsidiaries except for All Access Entertainment Management Group, Inc. In November 2007 the Company sold its discontinued operations (Inactive Subsidiaries) to a third party. Although the Inactive Subsidiaries have not conducted operations since 2002 or earlier, the liabilities of the Inactive Subsidiaries had been reflected on our balance sheet, as our financial statements had been consolidated with those of the Inactive Subsidiaries.

COMPETITION

We face intense competition both for business and for talent, executives and operating personnel. Regarding our recently acquired business and its competitive position in the industry, it should be noted that ETL operates one of approximately 7,639 testing laboratories in the United States, according to the listings from the Environmental Yellow Pages. These laboratories range from small dedicated local laboratories to large national labs that receive and deliver testing for materials on a national basis. The services provided include all those listed above as well as others not provided by ETL from mold detection and testing to a variety of water testing and other analytical services. ETL competes, primarily, in the regional northeastern US market sector. There are many labs in this regional marketplace. ETL succeeds because of its long relationships with customers. ETL was founded in 1988 and has been servicing many of its customers since that time. ETL?s customers include petroleum companies, contractors, environmental consulting firms and a variety of utilities and municipalities.

ETL maintains the necessary permits and licenses with the local municipalities, a number of states where it does business and the regional and national environmental authorities as is necessary. The ETL business is relatively stable with only small fluctuations based on seasonality. ETL competes primarily on service, not price. Its reputation allows it to provide high quality, responsive service to a select group of customers, rather than the low-cost price-based commodity services provided by many of the national labs. While there is some overlap, ETL?s customers prefer to deal with someone they know and trust in this critically important piece of their own business activities.

EMPLOYEES/INDEPENDENT CONTRACTORS

During 2007, we had two executive officers and no other employees. Richard P. Rifenburgh served as the chairman and chief executive officer. Julia Belden served as the secretary, and was elected treasurer on February 2, 2007. In February, 2007 Winston ?Buzz? Willis was elected to fill the vacant board seat previously held by him prior to his resignation in June, 2006. The board also elected Mr. Paul Lisak, M.S., R.E.H.S to fill the vacant Board seat previously held by Kelly T. Hickel. Mr. Lisak, age 62, retired in 2002 as Los Angeles (?LA?) County?s Hazardous Materials Control Manager, and from over 30 years service devoted to the administration and management of public health. These individuals serve under informal consulting agreements for the Company; however none of them are employed full time by the Company. Ms. Belden is employed by the Company?s operating subsidiary, Environmental Testing Laboratories, Inc. On October 10, 2007 Mr. Rifenburgh resigned as chairman and chief executive officer of ETL. Mr. Kelly T. Hickel was elected chairman and chief executive officer of ETL at the time of Mr. Rifenburgh?s resignation.

Environmental Testing Laboratories, Inc. is headed by Patty Werner-Els, president, who has been an employee of the laboratory for almost 18 years. The chief technical officer is Juan Cuba. All of the approximately 35 employees are engaged as at-will employees and are in the State of New York.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES

During the year ended December 31, 2007, the Company offices were maintained in Pompano Beach, Florida, in space provided by our Chairman, Mr. Rifenburgh, at no charge to the Company. In 2008, the Company obtained office space in Cocoa, Florida on a sub-lease basis from a consultant to the Company.

Environmental Testing Laboratories, Inc. utilizes 11,750 square feet of rented facilities at 208 Route 109 in Farmingdale, New York. The landlord is Tyree Realty, Inc. which is not an affiliate of the Company.

ITEM 3.  LEGAL PROCEEDINGS.

There were no legal proceedings involving the Company at December 31, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None
                                 PART II

ITEM 5. MARKET FOR REGISTRANT?S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information:

Our common stock traded on the Nasdaq OTC Bulletin Board from January 22, 1997 through March 15, 2008 under the symbol "PDSE" and thereafter on the over-the-counter markets under the symbol ?PDSE.pk?. Beginning May 2002, the only bid and ask quotations for our common stock were those provided by market makers and other dealers who listed such quotations with the National Daily Quotation Service, commonly referred to as the interdealer "Pink Sheets." The high and low bid prices of our common stock (as reported by Nasdaq (and, after May 2002, The Pink Sheets, as reported by the National Quotation Bureau)) were as follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

           	  Period            	       High          	 Low

2008      01/01/08 - 03/31/08		$0.030          	$0.004
          04/01/08 - 06/30/08		$0.030		$0.007
	    07/01/08 - 09/30/08		$0.009		$0.006

2007      01/01/07 - 03/31/07		$0.050          	$0.007
          04/01/07 - 06/30/07		$0.100		$0.008
	    07/01/07 - 09/30/07		$0.035		$0.008
          10/01/07 - 12/31/07		$0.024		$0.008

2006      01/01/06 - 03/31/06	     	$0.030	  	$0.008
          03/31/06 - 06/30/06           $0.017           $0.006
          07/01/06 - 09/30/06           $0.007        	$0.006
          10/01/06 - 12/31/06      	$0.009           	$0.003

The approximate number of holders of record of our common stock was 90 as of December 31, 2007. We believe that there are in excess of 500 round lot beneficial owners of common stock whose shares are held in street name.

We have never paid a dividend on our common stock. We anticipate that, except for those dividends required to be paid on our Series A Preferred Stock, future earnings, if any, will be retained for use in our business or for other corporate purposes and we do not anticipate paying cash dividends on our common stock. The 280,000 shares of Series A Preferred Stock issued in connection with the acquisition of Environmental Testing Laboratories, Inc. have a five cent per share per year cumulative dividend rate, accruable from their date of authorization for issuance. As of December 31, 2007, the Company has accrued dividends in the amount of $30,249 on the shares of Series A Preferred Stock.

Equity Compensation Plan Information as of December 31, 2007.

     Plan Type	      # shares to be	 	Weighted average	Number of shares
                    issued on exercise       exercise price of   remaining for future
                  of outstanding options,   outstanding options, issuance under equity
                   warrants and rights      warrants and rights   compensation plans
  --------------  ----------------------    -------------------- ---------------------
                          (a)                      (b)                    (c)
Plans approved by
security holders          -0-                      -0-                    -0-

Plans not approved        -0-                      -0-                    -0-
by security holders
                       -----------             -------------          ------------

Total                     -0-                      -0-                    -0-

The Company filed a Form S-8 Registration Statement under the Securities Act of 1933 with respect to the Company?s 2001 Consultant Stock Compensation Plan on September 10, 2001. Five million shares were registered and awards were authorized to be made as Common Stock or options or warrants to purchase Common Stock under this Plan. The terms of the options and warrants are to be determined by the Board of Directors at its discretion. Such awards were authorized to be made only to Consultants who have provided bona fide services to the Company. The Board of Directors may suspend or terminate the plan at any time or from time to time, but no such action shall adversely affect the rights of a person granted an Award under this Plan prior to that date.

The Company filed a Form S-8 Registration Statement under the Securities Act of 1933 with respect to the Company?s 2002 Employee Stock Compensation Plan on February 25, 2002. Five million shares were registered and awards were authorized as grants of Common Stock to Employees, Consultants and/or Directors. The effective date of this Plan is February 21, 2002. This plan will expire on February 21, 2012, unless earlier terminated by the Board of Directors in accordance with provisions of the plan.

The plans are combined for the purpose of the Equity Compensation Plan table above.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2007, we issued the following securities which were not registered under the Securities Act of 1933, as amended: 362,300 shares of Series C Preferred Stock to various consultants, officers and directors, and lenders. At the January 8, 2007 board meeting the board granted the following S-8 shares for past due compensation as follows:
Richard Rifenburgh received 400,000 shares, Julia Belden received 600,000 shares, Kelly Hickel received 979,083 shares and Patrick Rowland received 120,000 shares. The 2,099,083 shares were expensed as $20,991 in 2007. At the February 2, 2007 board meeting, the Board granted 85,000 shares of the Series C Preferred stock to the officers and directors. Subsequent to the meeting the Company erroneously reported in an 8-K that the shares were granted as options. The fair market value of the shares is $93,500 and the shares were issued in December 2007. On October 10, 2007 the board granted 125,000 shares of Series C Preferred Stock in lieu of payment for services rendered during fiscal year 2007. The fair market value of the shares is $125,000 and the shares were issued in December 2007. Of the 125,000 shares, 75,000 were granted to officers and directors. Upon his appointment as chairman and chief executive officer of the Company?s subsidiary, Mr. Hickel was granted 50,000 shares of the Series C Preferred stock. Fair market value of the shares is $50,000 and the shares were issued in December 2007. One private investor loaned the Company an additional amount of $100,000 during 2007. In consideration for this loan, the board of directors on October 10, 2007 approved the conversion of all his previously held warrants into 48,000 shares of Series C Preferred Stock at a fair market value of $48,000. The Company issued 48,000 shares of the Company?s Series C Preferred stock when the investor exercised the warrant at the time the new loan was executed. In December 2007, the Company?s senior lender, Capstone, received 15,000 Series C Preferred Stock as consideration for amending the Company?s loan agreements. The board of directors approved the grant on October 10, 2007 and the fair market value of the shares is $15,000. In December 2007, Porter Capital further amended the existing loan agreements, restating the term of the payments and releasing the security interest of the Company?s subsidiary, ETL, and received 39,300 Series C Preferred Stock as consideration for amending the Company?s loan agreements. The board of directors approved the grant on October 10, 2007 and the fair market value is $39,300.

ITEM 6.  SELECTED FINANCIAL DATA.

The Company is a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, therefore, the information required by Item 301 of Regulation S-K is not required and is omitted




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company") currently operates in the environmental testing industry. The Company has established a PLAN OF OPERATION for 2009 based on the continued effort in the environmental testing sector and the expansion of that business in the environmental services industry.

Regarding the environmental testing space, the PLAN OF OPERATION for 2009 is to a) manage the cash flow; b) increase the marketing activities of ETL; c) identify additional acquisition targets and e) prepare to replace the high cost bridge financing used to make the acquisition. It is believed that the cash flow of the Company?s business will not be adequate to support its operations for 2009 and additional financing is being sought. The only change in the number of employees is expected to be those needed by ETL to grow its business as regards internal growth.

In 2009 the PLAN OF OPERATION is to a) expand the ETL business by 10% or more through increased marketing; b) secure much more reasonable financing to replace the expensive bridge financing and c) make two additional acquisitions in the environmental testing laboratory sector. It is expected that acquisitions, if any, can be accomplished by a combination of asset-based borrowing, the issuance of notes and/or Preferred or Common Stock to the seller.

There is no assurance any of the above contemplated plans can be accomplished.

If Management is successful in the above PLAN OF OPERATION, the Company?s cash flow in 2009 may still not be adequate to support its existing business and loan repayment obligations, as restructured and agreed with its lenders and investors and as supplemented by additional financing. Additional funds may be needed for the purpose of acquisitions. Any expected purchase of plant and equipment will be one of two categories. ETL expects to make modest upgrades of equipment and vehicles necessary to support its business and its possible expansion. Any other purchases of plant and equipment are expected to be the result of acquisitions, if any.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 2007, was $453,449.

Net cash provided by financing activities for the year ended December 31, 2007, was $312,724, which represents proceeds of bank loans and sale of
Series C preferred stock.   Net cash used in investing activities for the
year ended December 31, 2007 was $43,197 which represents acquisitions of equipment. We had shareholders? deficit of $2,789,740 at December 31, 2007.

On April 25, 2001, the Company entered into a commercial financing agreement with Porter Capital Corporation (PCC). The agreement provides that the Company sell, transfer, set over and assign certain invoices and accounts receivable to the lender, with recourse. The credit facility provided for maximum revolving borrowings up to $1,500,000. Borrowings under this facility are based on a funding formula and, in addition to the accounts receivable and invoices are collateralized by all of the Company's remaining assets. On April 12, 2004, PCC agreed to extend to Paradise a new line of credit in the amount of five million dollars upon its normal business terms for accounts receivable financing for the purposes of acquisitions by Paradise. As of December 31, 2005 approximately $300,000 was outstanding under the line. Advances from the lender bear interest at 18% per annum and were originally due on April 15, 2005. Paradise agreed to deposit 15,000,000 fully paid and non-assessable shares of its Common Stock in escrow (?Escrow Stock?) pursuant to an Escrow Agreement. On December 19, 2005, an agreement was reached with PCC waiving all current defaults and the Due Date of the Senior Loan Balance was revised to April 15, 2006. All obligations with respect to the Escrow
Stock have been deleted in their entirety.   As of October 20, 2006, Porter
Capital Corporation (?PCC?) agreed to further amend all of the obligations due to it from Paradise. In exchange for the waiver by PCC of all prior defaults under prior agreements, Paradise Music & Entertainment, Inc. executed and delivered to PCC its Promissory Note in the principal amount of $150,000 bearing interest at the rate of 13% per annum. Interest on the Note is payable monthly, in arrears, commencing December 1, 2006 through November 1, 2008, when the principal of the Note was due and payable. This amended agreement provides that the new Note replaces all other Notes prior to it. This
resulted in $237,351 of debt forgiveness income in the fiscal year 2006.   On
December 13, 2007 the Company signed a Consolidation and Release Agreement with PCC. In December 2007, Porter Capital further amended the existing loan agreements, restating the term of the payments and releasing the security interest of the Company?s subsidiary, ETL, and received 39,300 Series C Preferred Stock as consideration for amending the Company?s loan agreements. The board of directors approved the grant on October 10, 2007 and the fair market value is $39,300. The Porter Capital note is now in default.

On February 14, 2005, Environmental Testing Laboratories, Inc. (ETL) signed a Discount Factoring Agreement with Capstone Business Credit, LLC. (Capstone). ETL agreed to appoint Capstone as its sole factor with respect to all sales and thereby offered to sell and assign, only to Capstone, all accounts receivable arising out of such sales. ETL agreed to pay Capstone a commission of 2% in the form of a discount on the face amount of the account receivable. This agreement was revised and modified on May 11, 2006, and again on December 14, 2006. The commission rate was dropped to 1.5% on December 18, 2006. On February 14, 2005, Environmental Testing Laboratories, Inc. (ETL) signed a Promissory Note for a $500,000 equipment loan with Capstone Business Credit, LLC. (Capstone). Interest on the outstanding balance is computed at the rate of 24% per annum. On May 11, 2006 the equipment loan was raised to $750,000, and on December 14, 2006 the interest rate was reduced to 18% per annum. In December 2007, Capstone, received 15,000 Series C Preferred Stock as consideration for amending the Company?s loan agreements. The board of directors approved the grant on October 10, 2007 and the fair market value of the shares is $15,000.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

There were $2.7 million in revenues from continuing operations for the year ended December 31, 2007, compared to $3.2 million in revenues for the year ended December 31, 2006. There was a loss from operations in the amount of $(443,803) for the year ended December 31, 2007 compared to an operating profit of $101,163 for the year ended December 31, 2006. There was an overall net profit for the year ended December 31, 2007 in the amount of $4,480,909 compared to a loss of $76,670 in 2006. The gain was due to Paradise's sale during 2007 of the discontinued subsidiaries, and represents recovery of prior losses of the discontinued subsidiaries included in the Company?s consolidated financial statements.

Net interest expense was $393,733 for the year ended December 31, 2007, compared to $441,758 for the year ended December 31, 2006. The decrease of $48,025 was due to the renegotiation of the interest rate with the Company?s lender.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to our financial statements attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).  CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2007 were not effective, as described below under the heading "Internal Control Over Financial Reporting"), based on an the evaluation of these controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.

Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control? Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under COSO and SEC rules were:

(1)lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2007

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years.

 We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company, by: i) appointing one or more outside directors of our board of directors to an audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and
ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more independent directors to a fully functioning audit committee, will remedy the lack of a functioning audit committee. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and
(ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. Management believes that this, coupled with the appointment of additional outside directors, will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

NEW DIRECTORS

On July 23, 2008, the Company elected three new Directors to its Board, Boris Rubizhevsky, Michael R. Wiechnik and Barry Saxe.

Mr. Boris Rubizhevsky, who was also elected President and Chief Executive Officer (CEO) as well as a director, has over thirty years of business experience ranging from corporate management and mergers and acquisitions, to business development, sales and marketing. He has held several Board of Director positions. Most recently, Mr. Rubizhevsky founded NexGen Security Corporation, a consulting firm specializing in homeland security, biological and environmental products and technologies. Prior to this, in 1992 Mr. Rubizhevsky co-founded Isonics Corporation (NASDAQ: ISON), a diversified international company with offices in the United States, Germany and Russia and businesses in life science, semiconductor wafer services and homeland security products biotech applications as well as identifying capital funding sources, including the company?s initial public offering and follow-on secondary equity and debt offerings. Prior to Isonics, he was with General Electric in a number of international sales and marketing managerial positions. Mr. Rubizhevsky holds a B.S. degree in engineering from the Stevens Institute of Technology.

Mr. Barry Saxe, Director, is a businessman with a 40 year career as an owner and operator of several companies in the electrical, environmental and constructions fields. Mr. Saxe attended Brooklyn College of the University of New York City and University of California at Berkeley.

Mr. Michael R. Wiechnik, Director, has spent a career with the State of New Jersey?s Department of Corrections including leadership positions from Administrative Analyst to Chief of the Bureau of Correctional Systems.

Mr. Richard P. Rifenburgh maintains his position as Chairman of the Board, which he has held since June 2006. In consideration for their service on the Board, as approved at the March 20, 2008 Board of Directors meeting, the Directors and the Secretary of the Corporation will each receive 250,000 common shares each year as a grant as well as warrants for 125,000 per year at a strike price of $0.03 per share. At the July 23, 2008 Board of Directors
meeting,   Mr. Rubizhevsky was granted 50,000 shares of the company?s
Preferred C described above and options on 3,000,000 common shares over the next three years; Mr. Saxe was granted 20,000 shares of the Company?s Series C Preferred stock; Mr. Wiechnik was granted 5,000 shares of the Company?s Series C Preferred stock; Mr. Rifenburgh was granted 15,000 shares of the Company?s Series C Preferred stock; Ms. Belden was granted 15,000 shares of the Company?s Series C Preferred stock; Mr. Kelly Hickel, Chairman and CEO of the Company?s subsidiary, was granted 15,000 shares of the Company?s Series C Preferred stock; and CF Consulting, LLC was granted 15,000 shares of the Company?s Series C Preferred stock. Each share of Series C Preferred stock is convertible into 100 shares of the Company?s Common Stock, subject to adjustment if, as, and when, the Company has authorized a sufficient number of shares of Common Stock for issuance upon such conversion. The Company has agreed to undertake, at its expense, the effort to register under the Securities Act of 1933, as amended, and to register or qualify under the applicable securities laws of other jurisdictions, the shares of Common Stock into which the shares of Series C Preferred stock are convertible. Upon the effectiveness of such registrations and qualifications, the shares of Series C Preferred stock will automatically be converted into shares of Common Stock as described above.

ACQUISITIONS.

The Company, as reported above, is in discussions with a number of candidate companies in the environmental testing and services business regarding acquisition by PDSE. In two of these situations, Term Sheets are under negotiation between the parties. In one case, the discussions have proceeded to an agreement for the acquisition to occur, subject only to completion of satisfactory due diligence and definitive documentation. There is no assurance that any of these discussions will result in a completed acquisition.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors, executive officers and key executives of our operating groups during fiscal year ended December 31, 2007 are as follows:

       Name                Age    Position with Company    Held Since
---------------------     ----    ---------------------    ----------
Richard P. Rifenburgh      76        Chairman              June 2006
Julia M. Belden            58     Secretary/Treasurer      June 2006
Winston Willis             61        Director              February 2007
Paul Lisak                 64        Director              February 2007
Kelly Hickel               66    Chairman and CEO of ETL   October 2007

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

JULIA M. BELDEN has served as our secretary since June 2006 and treasurer since February 2007. She has been a consultant to the Company since 2001.
Ms. Belden has served as secretary and treasurer of the Company?s wholly owned subsidiary, Environmental Testing Laboratories, Inc. (ETL) since its acquisition in February 2005, and she has held the position of comptroller for ETL since July 2005. Previously, Ms. Belden has worked in the financial sector and service industries in the areas of human resources, administration and accounting. Ms. Belden is a graduate of the University of Colorado, with a Bachelors of Arts degree, and has attended graduate coursework at the University of Denver.

WINSTON ?BUZZ? WILLIS, who serves as CEO of All Access Entertainment Management Group, Inc., a subsidiary of Paradise Music & Entertainment, Inc., is acknowledged as a true pioneer and marketing innovator in the music industry. After graduating from Case Weston University in Cleveland, OH, Buzz?s music industry career enjoyed significant growth from its humble beginning as a local promoter for MGM Records. From there, he joined the staff of RCA Records and signed several artists who went on to record gold and platinum records. He holds the distinction of being the youngest Vice President at RCA and was the founder of the Black Music Division of RCA Records where, under his guidance, the careers of Jose Feliciano and the Main Ingredient were nurtured. From the late 1970s to the early 1980s, he served as Senior V.P. of American operations of Phillips Electronics Corp. (parent of Polydor/Polygram Records). At Phillips, Buzz was instrumental in the acquisition of the Mercury and Verve labels. A true trailblazer, Buzz accepted the position of CEO of CTI Records. Here, he propelled the career of jazz greats such as George Benson and Esther Phillips, and was personally
responsible for the industry?s first platinum jazz album,   ?Mr. Magic? by
Grover Washington, Jr. He introduced the concept of marketing black artists, such as Kool & The Gang, Sister Sledge and Alexander O?Neal, to mainstream audiences and treating them similarly to white artists. In 1996, Buzz launched One World Entertainment in partnership with The Sanctuary Group, which provided services such as artist management, tour direction, record production and concert tour promotion. Buzz is a member of the R&B Hall of Fame.

PAUL LISAK, M.S., R.E.H.S to fill the vacant Board seat previously held by Kelly T. Hickel. Mr. Lisak, retired in 2002 as Los Angeles (?LA?) County?s Hazardous Materials Control Manager, and from over 30 years service devoted to the administration and management of public health, and management of hundreds of millions of dollars in public funds. Mr. Lisak was promoted to the aforementioned position in 1994, only after serving 10 years in LA County?s Hazardous Waste/Materials Division?s as a supervisor and industrial hygienist. Previous to that, in 1980, he had been promoted to Administrator of LA County?s Public Health Labs, testing for communicable diseases and associated environmental chemical and toxic analyses. Mr. Lisak began his environmental science-related career in Minnesota, as a Registered Environmental Scientist in 1970, then moving on to LA County as an Industrial Waste Inspector, solving issues within local water and landfill contamination. The year 1973 brought Paul to LA County?s Health Department once again, but this time in the Health Department where he trained over 200 health workers, as Staff Developer. Mr. Lisak moved to Hospital Quality Assurance within the same health department in 1976, and onward to Program Manager for the Public Health Pharmacy, producing methadone for all of LA County, and overseeing the distribution of pharmaceuticals, countywide. Paul worked with the USAID and Embassy Program in Indonesia; writing and implementing an environmental health curricula and aiding in the construction of 12 schools devoted to the country?s improvement of environmental health and welfare. Mr. Lisak, a 6-year US Marine Corps Reservist, achieved one Bachelor?s Degree in Biology, with a minor in Chemistry, and another, majoring in Environmental Science, from Indiana State University. He holds his Master?s Degree in Environmental Science and Occupational Health from California State University at Northridge.

KELLY T. HICKEL was appointed as Chairman of Paradise Music & Entertainment, Inc. (PDSE.pk) in February 2001 until he resigned in June 2006. Previously, Mr. Hickel was the turn-around President to Miniscribe Corp., a troubled Fortune 500 disk drive manufacturer, from 1989 to 1990. Mr. Hickel helped conduct a 363B sale to Maxtor from bankruptcy and supported the estate as it returned $900 million to its stakeholders including 41% of the value to the public shareholders. He was the President of the Maxwell Technology Information Systems Group from 1993 until 1997, during which, Maxwell was the 9th best performing stock on NASDAQ and the #1 performing stock in California in 1996. Mr. Hickel was, recently, Chairman and Chief Restructuring Office of The Tyree Company in Farmingdale, New York. Hickel is Managing Director of The Turnaround Group, LLC and Strategic Growth Associates, a Denver-based advisory firm, CEO of Environmental Testing Laboratories, Inc. and Chairman of the Advisory Committee for Leaddog Capital Partners, Inc. Mr. Hickel has arranged a number of private and public company financings and financial restructuring over the years. He is currently on the board of, and CEO of Environmental Testing Laboratories, Inc. as well as an advisor to a hedge fund and an officer or director of a number of public companies. Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science, and has attended coursework at Columbia University.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our officers and directors and holders of more than 10% of our common stock (collectively "Reporting Person") to file reports of initial ownership, ownership and changes in ownership of the common stock with the SEC within certain time periods and to furnish us with copies of all such
reports.     These forms include (i) Form 3, which is the Initial Statement of
Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership. Our Reporting Persons include Kelly T. Hickel, Richard P. Rifenburgh, Julia M. Belden, Winston "Buzz" Willis, and Paul Lisak, all of whom are or were directors and/or executive officers of the Company, and the Hickel Living Trust, which at one point held more than 10% of our common stock, and its trustees. Based on our review of our files and of filings made with the SEC, we believe that none of the Reporting Persons has filed any of the reports required under Section 16(a). Mr. Hickel became a director and executive officer of the Company in February 2001; Mr. Rifenburgh became a director in July 2001; Ms. Belden became an officer in June 2006; and Mr. Willis became a director in November 2002. Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Mr. Hickel did not file upon becoming a director, he did not file Statements of Changes in Beneficial Ownership (Forms 4) to report his acquisition of an aggregate of 1,170,299 shares in connection with our acquisition of iBall Media, Inc. in July 2001; his acquisition of 500,000 shares of common stock in March 2002 in lieu of consulting compensation; his acquisition of 850,000 shares of common stock in January 2003 in lieu of consulting compensation; his acquisition of 50,000 shares of Series C Preferred stock in 2007 upon his appointment as CEO of ETL; his acquisition of 65,000 shares of Series C Preferred stock in 2008; his acquisition of
979,083 shares of common stock in 2008 in lieu of consulting compensation; and his acquisition of 9,150,000 shares of common stock in 2004 in lieu of consulting compensation . Of these shares, 7,700,000 were issued to the Hickel Living Trust. Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Mr. Rifenburgh did not file upon becoming a director, he did not file Statements of Changes in Beneficial Ownership (Forms 4) to report his acquisition of 128,718 shares of common stock in September 2001 and 310,451 shares of common stock in October 2001 in connection with our acquisition of iBall Media, Inc. in July 2001; his acquisition of 1,000,000 shares of common stock in April 2004 for outside director fees; his acquisition of 65,000 shares of Series C Preferred stock in 2007; and his acquisition of 400,000 shares of common stock in 2008 in lieu of
consulting compensation .   Based on our review of our files, in addition to
the Initial Statement of Beneficial Ownership (Form 3) that Ms. Belden did not file upon becoming an officer who owned 4,500,000 shares of common stock, she did not file Statements of Changes in Beneficial Ownership (Form 4) to report her acquisition of 22,500 shares of Series C Preferred stock in 2007; her acquisition of 65,000 shares of Series C Preferred stock in 2008; and her acquisition of 600,000 shares of common stock in 2008 in lieu of consulting compensation. Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Mr. Willis did not file upon becoming a director who owned 250,000 shares of common stock received in March 2002 in lieu of compensation; and he did not file Statements of Changes in Beneficial Ownership (Forms 4) upon his acquisition of 3,000,000 shares of common stock in January 2003 in lieu of compensation. The Hickel Living Trust failed to file a Statement of Beneficial Ownership (Form 3) upon becoming the beneficial owner of more than 10% of the shares of our common stock in April 2004. The Reporting Persons have indicated to the Company that they are in the process of filing forms 3, 4 and 5.

Audit Committee Financial Expert

The Securities Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an ?audit committee financial expert? serving on its audit committee. At this time, the Company does not have an audit committee financial expert.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid by Paradise or its subsidiaries during each of the last two fiscal years to our chief executive officers for all services rendered to Paradise and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31, 2007 and 2006.






SUMMARY COMPENSATION TABLE

<CAPTION
                              ANNUAL COMPENSATION              LONG TERM COMPENSATION
                           ------------------------       --------------------------------
                                                                AWARDS            PAYOUTS
                                                        ---------------------   ---------
                                                          RESTRICTED SECURITIES
                                            OTHER ANNUAL   STOCK     UNDERLYING     LTIP  ALL OTHER
NAME AND PRINCIPAL  FISCAL  SALARY   BONUS   COMPENSATION  AWARD(S) OPTIONS/SARS  PAYOUTS  COMP.
     POSITION       YEAR
-----------------  ------- -------  ------- ------------- --------- ------------  -------- ---------
                            ($)       ($)       ($)         ($)       (#)          ($)     ($)
Richard P.
Rifenburgh
(Principal
Executive
Officer)             2007  5,000        0        0          69,000      0            0       0
                     2006 14,791        0        0               0      0            0       0
Julia M. Belden
(Secretary/
Treasurer)           2007 55,955        0        0          28,500      0            0       0
                     2006 69,373        0        0               0      0            0       0
Kelly T.
Hickel
(Principal
Executive
Officer              2007   n/a        n/a      n/a            n/a    n/a           n/a     n/a
                     2006 52,250        0        0               0      0            0       0
Kelly T.
Hickel
(Principal
Executive
Officer of ETL       2007 42,643        0        0          59,791      0            0       0
                     2006   n/a        n/a      n/a            n/a    n/a           n/a     n/a

Stock awards were comprised of 137,500 shares of the Company?s Series C Preferred Stock, which is convertible to common at a ratio of one to one hundred shares, and 1,979,083 shares of the Company?s common stock.

Directors' Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2007.

DIRECTOR COMPENSATION

Name              Fees Earned or Paid in Cash ($)  Total ($)
--------------    ------------------------------- ----------
Winston Willis            2,150                    2,150
Paul Lisak                    0                        0


Mr. Willis' compensation for 2007 was payment for consulting services accrued by the Company in prior years. As noted above, Mr. Willis received 25,000 shares of the Company?s Series C Preferred Stock. Fair market value of the shares is $25,000. Mr. Lisak did not receive any cash payments during 2007 however he did receive 25,000 shares of the Company?s Series C Preferred Stock. Fair market value of the shares is $25,000.

Pursuant to our Outside Directors Program, directors who are not employees ("Outside Directors") are entitled to receive non-qualified options to purchase 5,000 shares for each year of service, payable in advance on July 1 of each year, at an exercise price equal to the closing bid price of the common stock on the first trading day of each fiscal year. Mr. Willis and Mr. Lisak were the only outside directors during 2007. No grants have been made under the Outside Directors Program since July 1, 2000. Mr. Rifenburgh and the other Directors agreed to suspend, effective January 2, 2002, the accrual of additional options until the Company reaches profitability.

Outside Directors are entitled to receive compensation in the amount of $18,000 per annum, 100% payable in stock, as a fee for their services as directors. Such amounts are payable quarterly in arrears. On April 7, 2004 Mr. Rifenburgh, our sole Outside Director at the time, received 1,000,000 shares of common stock pursuant to this plan. The value of the 1,000,000 shares was $2,000 and was recorded as an expense for fiscal period ended December 31, 2004. With the exception of the 1,000,000 shares issued to Mr. Rifenburgh in 2004, the Company and Mr. Rifenburgh agreed to forego his right to receive all director shares, including all shares owed to him since he began his service as a director, and to reestablish his rights to receive Outside Director shares only if and when the Company reaches profitability.

All directors are reimbursed for certain expenses in connection with attendance at Board of Directors and Committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers or who are associated with us do not receive compensation for service as directors. We do not have any employment agreements with any of the Named Executive Officers.

On March 20, 2008 the Board of Directors approved an annual compensation agreement for the Board of Directors and the Secretary of the corporation. Each will receive the following: 250,000 shares of common stock each year as a grant; warrants for 125,000 common shares each year as a grant; $1,000 for each meeting attended in person including the annual meeting; expense reimbursement to physically attend board meetings; and $500 for telephonic meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2007 regarding the share ownership of the company by (i) each person who is known to us to be the record or beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each named executive officer; and
(iii) all directors and executive officers as a group:

Name and Address of    Amount and Nature of         % of Outstanding
Beneficial Owner (1)  Beneficial Ownership (2)        Shares Owned (3)
--------------------  ------------------------     --------------------
Named Executive
Officer and
Directors:

Richard Rifenburgh       1,528,718 (4)                     2.52%
Winston Willis           2,250,000 (5)                     3.84%
Paul Lisak                 437,000 (5)                     0.74%
Julia M. Belden          5,100,000 (6)                     8.41%
Kelly T. Hickel            979,083 (7)                     1.61%
                         -------------                    ---------
All Named Executive
Officers and
Directors as a group
(5 persons)              10,294,801                        16.98%

Beneficial Owners in
Excess of 5% (other
than Named Executive
Officers and Directors):

Porter Capital Corp.     6,625,000 (8)                    11.32%
Hickel Living Trust      7,700,000 (9)                    13.16%

(1) The address of each beneficial owner identified is c/o Paradise Music & Entertainment, Inc., 409 Brevard Avenue, Suite 7, P.O. Box 307, Cocoa, FL 32923-0307, except for Porter Capital Corporation, which is 2112 First Avenue North, Birmingham, AL 10168.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of December 31, 2007 upon the exercise of options, warrants or convertible securities.

(3) Each beneficial owner's percentage ownership is determined by assuming (i) that options, warrants or convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days of December 31, 2007 have been exercised and converted, and (ii) 58,496,358 shares of common stock were outstanding, before any consideration is given to such options, warrants or convertible securities.

(4) Does not include 65,000 Series C Preferred Shares issued December 3, 2007. Does not include 15,000 Series C Preferred Shares issued November 23, 2008. Preferred shares were approved by the board of directors on February 1, 2007, October 10, 2007 and July 23, 2008 and are convertible into common shares at one to one hundred.

(5) Does not include 25,000 Series C Preferred Shares issued December 3, 2007. Shares were approved by the board of directors on February 1, 2007 and October 10, 2007 and are convertible into common shares at one to one hundred.

(6) Does not include 22,500 Series C Preferred Shares issued December 3, 2007. Does not include 65,000 Series C Preferred Shares issued November 23, 2008. Preferred shares were approved by the board of directors on February 1, 2007, October 10, 2007, March 20, 2008 and July 23, 2008 and are convertible into common shares at one to one hundred.

(7) Does not include 50,000 Series C Preferred Shares issued December 3, 2007. Does not include 65,000 Series C Preferred Shares issued November 23, 2008. Preferred shares were approved by the board of directors on October 10, 2007, March 20, 2008 and July 23, 2008 and are convertible into common shares at one to one hundred.

 (8)  Includes securities held by Porter Capital Corporation (PCC) as follows:
(i) common stock, (ii) warrants to purchase 275,000 shares of common stock at a price of $.05 per share, and (iii) warrants to purchase 500,000 shares of common stock at a price of $.002 per share. Does not include 39,300 Series C Preferred Shares issued December 3, 2007. Shares were approved by the board of directors on October 10, 2007 and are convertible into common shares at one to one hundred.

(9) Does not include the 1,674,869 shares of common stock pledged in November 2004 as collateral for a loan to the Company from an outside lender.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 20, 2006 one of the Company?s officers loaned the Company $15,000
with an interest rate of 10%.   On May 10, 2007 another officer loaned the
Company $10,075 with an interest rate of 10%.

                                  PART IV

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

       (a)	Audit Fees

       During our fiscal year ended December 31, 2007, our principal accountant, Tinter Scheifley Tang, LLC, billed us aggregate fees of approximately $34,725, as set forth in the table below. These amounts were billed for professional services that the accountants provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for that fiscal year.

       During our fiscal year ended December 31, 2006, our principal accountant, James E. Scheifley of Tinter Scheifley Tang, LLC, billed us approximately $15,450 for professional services that were provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for that fiscal year, as set forth in the table below.

Type of Fee         Paid to                Fiscal Year     Fiscal Year
                                           ending 2007     Ending 2006
-----------  -------------------------     -----------    -------------
Audit        Tinter Scheifley Tang,LLC      $34,725          $15,450

       (b)	Audit-Related Fees

	Tinter Scheifley Tang, LLC did not bill us for any audit-related fees for the fiscal year ended December 31, 2007 or the fiscal year ended December 31, 2006.

       (c)	Tax Fees

	Tinter Scheifley Tang, LLC did not bill us for any tax services for the fiscal year ended December 31, 2007 or the fiscal year ended December 31, 2006.

       (d)	All Other Fees

       Tinter Scheifley Tang, LLC did not bill us for any services other than those disclosed above under the caption "Audit Services" for the fiscal year ended December 31, 2007 or the fiscal year ended December 31, 2006.

       (e)	Audit Committee's Pre-Approval Practice

       Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. As our principal certifying accountants have not provided services other than audit services for the fiscal year ended December 31, 2007 and the fiscal year ended December 31, 2006, it has not been necessary for our Audit Committee to approve the performance of any such services for such fiscal years.

	According to information provided by our principal certifying accountants, all services were performed by persons who were their full time employees.
        					Part IV

ITEM 15 EXHIBITS , FINANCIAL STATEMENT SCHEDULES.
(a)   Exhibits

Exhibit
Number                            Description
---------------------------------------------------------------------------

3.1	Certificate of Incorporation of the Registrant*
3.2	Amended and Restated By-Laws of the Registrant*
3.3	Amendment to Certificate of Incorporation Authorizing Series C
      Preferred Stock*
4.1	Form of Representative Warrant Agreement including form of Warrant*
4.4	Form of Warrant Agreement between Registrant and Continental Stock
      Transfer and Trust Company*
10.1	Form of Registrant?s 1996 Stock Option Plan (corrected version)*
14	Code of Ethics*
21	Subsidiaries of Registrant
31	Certification of Richard P. Rifenburgh under Rule 13a-14(a)
32	Certification of Richard P. Rifenburgh

*    Previously filed

(b)	Reports on Form 8-K

None filed during the fiscal year ended 12-31-2007


INDEX TO FINANCIAL STATEMENTS

      Report of Independent Audit Firm............................... F-1
      Balance sheets at December 31, 2007 and 2006 .................. F-2
      Statements of Operations for the Years ended December 31
        2007 and 2006................................................ F-4
      Statements of Shareholders? Equity for the Years ended
        December 31, 2007 and 2006................................... F-5
      Statements of Cash Flows for the Years ended December 31
        2007 and 2006................................................ F-6
      Footnotes...................................................... F-6


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Paradise Music and Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Paradise Music and Entertainment, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders? (deficit) and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company?s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradise Music and Entertainment, Inc. as of December 31, 2007 and 2006, and results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations and has working capital and stockholders? deficits. These factors raise substantial doubt about the Company?s ability to continue as a going concern. Management?s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Tinter Scheifley Tang, LLP


Denver, Colorado
March 5, 2009






                     PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                     AUDITED CONSOLIDATED BALANCE SHEET
                                                          DECEMBER 31
                                                       2007           2006
ASSETS
Current Assets
  Cash						         $     8,657    $   192,579
  Accounts Receivable, net of allowance for
       doubtful accounts of $113,171 and $66,834   1,061,016        772,116
  Prepaid expenses                                    13,744         40,205
                                                   ----------     ----------
  Total Current Assets                             1,084,417      1,004,900

  Property and Equipment net of accumulated
       depreciation of $514,774 and $303,228         540,366        708,715
                                                   ----------     ----------
Total Assets                                     $ 1,624,783    $ 1,713,615
                                                   ==========    ===========
LIABILITIES AND STOCKHOLDERS EQUITY
  (DEFICIENCY IN ASSETS)

Liabilities

Current Liabilities
  Accounts payable                               $ 1,953,019    $ 5,672,980
  Accrued and Other Current Liabilities              524,006      1,703,620
  Current Portion of Long-Term Debt                  252,000        244,573
  Line of credit                                     837,093        389,003
  Notes Payable                                      417,440        649,750
  Notes Payable-related party                         53,248         15,000
  Dividends payable                                   30,429         16,429
                                                   ----------     ----------
    Total Current Liabilities                      4,067,235      8,691,355

  Long-term Liabilities:

  Notes payable                                      347,288        666,819
                                                   ----------     ----------
     Total Long-Term Liabilities                     347,288        666,819
                                                   ----------     ----------
Total Liabilities                                $ 4,414,523    $ 9,358,174
                                                   ----------     ----------
Stockholder Equity (Deficiency in Assets)

  Preferred Stock, $.01 par value,
      5,000,0000 shares authorized,
      shares issued and outstanding:
      280,000 Series A                                 2,800          2,800
      and 362,300 Series C                             3,623            --
  Common Stock, $.01 par value
      75,000,000 shares authorized,
      60,595,441 and 58,496,358 shares
      issued and outstanding                         605,954        584,964
  Additional Paid-In Capital                      27,498,435     27,135,139

  Accumulated Deficit                            (30,900,553)   (35,367,461)
                                                  -----------   ------------
     Total Stockholder Equity
     (Deficiency in Assets)                       (2,789,740)    (7,644,559)
                                                  -----------   ------------
Total Liabilities and Stockholder Equity
            (Deficiency in Assets)               $ 1,624,783   $  1,713,615
                                                  ============  ============




See accompanying notes to financial statements.










                       PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     For the years ended December 31,
                                        2007              2006
                                     -------------    --------------
 Revenues:
  Sales                           $    2,721,032    $    3,178,377
  Cost of Sales                        1,061,189         1,404,326
                                     ------------     ------------
Gross Margin                           1,659,844         1,774,051
                                     ------------     ------------
Expenses:

  Selling, general and
  Administrative                       2,103,647         1,672,888
                                     ------------     ------------
Total expenses                         2,103,647         1,672,888
                                     ------------     ------------
Profit (Loss) before interest
  and income taxes                 $    (443,803)   $      101,163

Interest Expense                         393,733           441,758
Other income-sale of subsidiaries     (5,234,554)              --
Other income                             (83,891)         (263,924)
                                     ------------      -----------
Total other income or expense         (4,924,712)          177,834
                                     ------------      -----------
Income (loss) before income taxes      4,480,909           (76,670)
Provision for income taxes                   --                --
                                     ------------      -----------
Net income (loss)                   $  4,480,909     $     (76,670)
                                     ============      ===========

Preferred stock dividends           $     14,000     $      14,000
                                     ------------      -----------
Net profit (loss) attributable
    to common shares                $  4,466,909     $     (90,670)

Net income (loss) per share
   Basic                            $       0.07     $      (0.002)
   Diluted                          $       0.04     $      (0.001)
                                     ============      ===========

Weighted average number of common
    shares outstanding
    Basic                             60,595,441        58,496,358
    Diluted                          104,891,739        65,891,739
                                     ============      ============


   See accompanying notes to financial statements






                     PARADISE MUSIC & ENTERTAINMENT, INC.
                                 AND SUBSIDIARIES
                  AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the years ended
                                                         December 31
                                                     2007          2006
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 $  4,480,909  $   (76,670)
Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
    Depreciation and amortization                      211,546      203,879
    Common stock exchanged for services                 14,694          --
    Warrant based compensation                           2,417       16,917
(Increase) decrease in assets:
    Accounts receivable                               (289,900)     (74,045)
    Prepaid expenses                                    26,461)     (32,913)
Increase (decrease) in liabilities:
    Accounts payable                                  (432,945)     (70,580)
    Accrued and other current liabilities               51,574        1,342
    Accounts payable-sale of discontinued
       subsidiaries                                 (3,287,016)         --
    Accrued expenses-sale of discontinued
       Subsidiaries                                 (1,231,188)         --
                                                    -----------   ----------
  Net cash used by operating activities               (453,449)     (32,071)
                                                    -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of property and equipment              (43,197)      (9,297)
                                                     ----------   ----------
  Net cash provided (used) by investing activities     (43,197)      (9,297)
                                                     ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of preferred stock                             370,800          --
    Proceeds from bank loans                            135,986       81,538
    Payments on bank loans                             (232,310)         --
    Proceeds from loans-related party                    38,248       15,000
                                                      -----------  ----------
Net Cash provided by financing activities               312,724       96,538
                                                       ---------- ----------
Net Increase (Decrease) in
  cash and equivalents                                 (183,922)      55,170
Cash and equivalents-beginning                          192,579      137,409
                                                       ---------- ----------
Cash and equivalents-ending                          $    8,657    $ 192,579
                                                       ========== ==========
SUPPLEMENTAL DISCLOSURES

Cash paid during the year for:
  Interest                                           $  347,545    $ 392,611
  Income taxes                                       $         -   $     --

Non-cash financing activities:
  Options, warrants and stock granted for services;  $  339,910    $     --

See accompanying notes to financial statements



PARADISE MUSIC & ENTERTAINMENT INC.
                                  AND SUBSIDIARIES
         AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                      YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                     Total
                                                                                  Stockholders
                                                                                     Equity
                            Common           Preferred     Paid-In    Accumulated (Deficiency)
                       Shares     Amount  Shares   Amount  Capital     Deficit      in Assets
                    ------------ ------- -------- -------- -------- ------------  -----------
                         #          $       #        $        $         $              $
Balance 1/1/2006     58,496,358 584,964  280,000  2,800  27,118,221  (35,276,792) (7,570,806)

Accrued preferred
   dividends             --        --      --        --        --        (14,000)    (14,000)
Warrant compensation     --        --      --        --      16,917          --       16,917
Net loss for the
  year ended             --        --      --        --        --        (76,670)    (76,670)
                    ---------------------------------------------------------------------------
Balance 12/31/2006   58,496,358 584,964  280,000  2,800  27,135,139  (35,367,462)  (7,644,559)

Issue of preferred
   for services          --        --    314,300  3,143     319,657          --      322,800
Issue of common
   for services       2,099,083  20,991    --        --      (6,298)         --       14,693
Conversion of
   Preferred options     --        --     48,000    480      47,520          --       48,000
Accrued preferred
   dividends             --        --      --        --          --      (14,000)    (14,000)
Warrant compensation     --        --      --        --       2,417           --       2,417
Net profit for the
   year ended            --        --      --        --          --     4,480,909  4,480,909
                    -----------------------------------------------------------------------------
Balance 12/31/2007   60,595,441 605,954  642,300  6,423  27,498,435   (30,900,553) (2,789,740)
                    =============================================================================







See accompanying notes to financial statements




                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

Paradise Music & Entertainment, Inc. ("Paradise" or the "Company"), a diversified holding company, is focused on adding to its 2005 acquisition, Environmental Testing Laboratories, Inc. (ETL). Now a wholly owned subsidiary, ETL operates profitably in the nationwide $1.8
billion a year environmental testing industry.   Paradise maintains
offices in Florida and Colorado, and was incorporated in the State of Delaware in July 1996. In the past Paradise, operated as a music and entertainment company focused on partnering with other companies in the entertainment industry.

Paradise is pursuing acquisitions in the following vertical industry segment:

	Environmental Services
	Environmental Testing

To that end, Paradise acquired Environmental Testing Laboratories, Inc.
(ETL) of Farmingdale, NY in February 2005.

The Company, to date, has not begun acquisition proceedings with any additional merger candidates, but has identified a number of potential candidates and is under negotiation with a number of them. There can be no assurances that such acquisitions will occur.

On February 1, 2007, the board elected Mr. Paul Lisak, M.S., R.E.H.S to fill the vacant seat previously held by Kelly T. Hickel. Mr. Lisak, age 62, retired in 2002 as Los Angeles County?s Hazardous Materials
Control Manager, and from over 30 years service devoted to the administration and management of public health.

Mr. Winston "Buzz" Willis was also elected to fill the vacant board seat that he previously held prior to his resignation in June 2006. Mr. Willis was the youngest Vice President at RCA and was the founder of the Black Music Division of RCA Records. From the late 1970s to the early 1980s, he served as Senior V.P. of American operations of Phillips Electronics Corp. (the parent of Polydor/Polygram Records).

Ms. Julia Belden was elected as treasurer of the Company in addition to the position of secretary which she has held since June 2006. Ms. Patty Werner-Els was elected to the position of president of Environmental Testing Laboratories, Inc (ETL), the Company?s operating subsidiary. Ms. Werner-Els has been employed at ETL for 18 years.

Mr. Richard P. Rifenburgh maintained his positions as Chairman of the Board and President during 2007.

                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On October 10, 2007 the board appointed Mr. Kelly Hickel as president and chief executive officer of Environmental Testing Laboratories, Inc (ETL), the Company?s operating subsidiary.

Principles of Consolidation

The consolidated financial statements included the accounts of Paradise and its wholly-owned subsidiaries, iball Media, PDSE Events, All Access, PDSE Records, Push Records, PDSE Digital, Rave, Picture Vision, Straw Dogs, Shelter Films and the newly acquired Environmental Testing Laboratories, Inc. (collectively the "Company") for all prior years.
All significant intercompany accounts and transactions were eliminated in consolidation. In 2001, the Company discontinued operations in all the subsidiaries except for All Access Entertainment Management Group, Inc., which was discontinued in 2003.

In November 2007 the Company sold its discontinued operations (Inactive Subsidiaries) to a third party. The purchaser was FSR, Inc., a Colorado corporation which is owned by the Hickel Living Trust, an irrevocable trust. Kelly T. Hickel, CEO of the active subsidiary of the Company, has no interest in this trust, and does not serve as the trustee. Mr. Hickel also has no ownership interest or officer or director position with FSR, Inc., although he provides consulting services to FSR, Inc., as an independent contractor and not an employee. The Company recorded a gain on the disposition of the discontinued operations in the amount of $5,234,554, primarily as a result of the elimination of contingent and other liabilities as a result of the disposition. No contingent liability for the liabilities of the former subsidiaries has been reflected in the Company?s financial statements, because the former subsidiaries discontinued operations in 2001. The Company has obtained a legal opinion to the effect that, since the statute of limitations on asserting any such claim against the Company has expired, there is no such contingent liability.

Reclassifications

Certain items presented in the previous year?s financial statements have been reclassified to conform to current year presentation.

Revenue Recognition

The Company?s current revenue from the provision of environmental testing services is recorded when the service has been performed.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Credit Risks

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade accounts receivable. The Company?s cash is primarily in demand deposit accounts placed with federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. However, the Company believes the risk of loss to be minimal.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.




                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measure the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. At December 31, 2007 no impairment of long-lived assets was deemed appropriate.

Use of Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general and administrative expenses were $1,432 and $3,848 during 2007 and 2006, respectively.

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

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal
                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Loss Per Common Share

Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for all periods presented. Unexercised stock options and warrants to purchase 2,073,333 shares at December 31, 2007 and 3,706,131 shares at December 31, 2006 of the Company's common stock were not included in the computations of diluted earnings per common share because their effect would have been anti-dilutive as a result of the Company's losses. In February, 2005, as part of the Asset Purchase of Environmental Testing Laboratories, Inc., the Company agreed to issue 280,000 shares of Series A Preferred Stock to the sellers. In December, 2007 the Company issued 362,300 shares of Series C Preferred Stock. These transactions could significantly affect earnings per share in future periods.

Stock Warrants

Stock warrants issued for goods and services are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Warrants that are Issued to other than Employees for Acquisition, or in Conjunction with Selling Goods and Services. Accordingly warrants subject to vesting based on performance, will be valued each reporting period until vested. The portion of the value related to the completed term of the related agreement is expensed, and the remaining non-cash deferred consulting expense is amortized over the remaining term of the agreement. The value of such related warrants was subject to adjustment until such time that the warrant was nonforfeitable, fully vested and exercisable. All warrants issued as consideration for goods or services, either were fully vested or cancelled as of December 31, 2007.



                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company has adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007, the first day of our fiscal year 2007. Our financial statements as of and for the year ended December 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company?s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

In July 2006, the FASB issued FIN 48, ?Accounting for Uncertainty in Income Taxes?an Interpretation of FASB Statement No. 109?, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not expect that the adoption of this statement would have a material effect on the Company?s financial position or results of operations.

                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In September 2006, the FASB issued SFAS No.157, ?Fair Value Measurements? (?SFAS 157?), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company starting January 1, 2008. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157 on its financial position, cash flows and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaced SFAS No. 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141 (revised 2007)requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date, measured at their fair market values as of that date. SFAS 141 (revised 2007) also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the
                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company?s financial statements.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities ? an Amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company?s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities ?an amendment to FASB Statement No.
133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effect?s on an entities? financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity?s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company engages in no hedging activities and has no derivative instruments. The adoption of this statement is not expected to have a material effect on the Company?s financial statements.

In May, 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts ? An interpretation of FASB Statement No. 60. SFAS No. 163 by its terms applies to insurance companies and financial guarantee insurance contracts. SFAS No. 163 does not apply to the Company and will not have any effect on the Company?s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC?s approval of the Public Company Accounting Oversight Board?s amendments to AU Section 411,
The Meaning of Present Fairly in Conformity with Generally Accepted
Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company?s financial statements.

NOTE 2.   BASIS OF REPORTING AND GOING CONCERN

The Company?s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of
                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   BASIS OF REPORTING AND GOING CONCERN (Continued)

liabilities in the normal course of business.

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

The Company is pursuing both equity and debt financing for its operations and is seeking to expand its operations. Failure to secure such financing may result in the Company depleting its available funds
                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   BASIS OF REPORTING AND GOING CONCERN (Continued)

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

NOTE 3.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consisted of the following:
	                                       2007          2006
                                           --------    ----------
	Furniture and office equipment	$   42,219    $   30,759
	Vehicles					    31,737	          --
	Website design expenses               15,000	       15,000
     Laboratory equipment                966,184       966,184
                                         ---------      ----------
						       1,055,140      1,011,943
Less:
	Accumulated depreciation            (514,774)      (303,228)
                                         ---------      ----------
						      $  540,366    $  708,715

Depreciation expense for the years ended December 31, 2007 and 2006 was $206,552 and $203,879, respectively and amortization expense was $4,994 in each year. Substantially all of the property and equipment is pledged as security for long-term debt as described in Note 6.

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


                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   INCOME TAXES (continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at the federal statutory rate	  34 %
         Effect of operating losses	                        (34)%

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $18,082,000. This loss will be available to offset future taxable income. If not used, this carry forward will expire through 2026. On November 30, 2007 the company sold the discontinued operations, resulting in a reduction of the net operating loss carry forward by $17,277,000, leaving a total of $18,082,000 in available net operating loss carry forward. No deferred tax asset has been reflected on the accompanying financial statements because of the lack of certainty if and when such operating losses may be realized; therefore the tax effect of such operating losses have been offset by an equal valuation allowance.
                                      December 31
                                 2007             2006
	Deferred tax asset      $ 6,147,880      $ 8,840,000
	Valuation reserve       $(6,147,880)     $(8,840,000)

The reduction on the deferred tax asset of $2,692,120 was the result of the sale of the discontinued subsidiaries and the resulting recognition of gain on the sale.

NOTE 5.  COMMITMENTS AND CONTINGENCIES:

The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company's common stock valued on the last day of the applicable quarter. The Company has agreed to pay the Chairman $240,000 per year. The Company was not able to make these payments, nor have they accrued the expense for fiscal year ended December 31, 2005, 2006 or 2007. The Chairman, Mr. Hickel, agreed on January 2, 2004 to suspend the accrual of compensation until the Company begins significant operations. Mr. Hickel resigned as Chairman in June 2006, at which time Mr. Rifenburgh became Chairman. The Company agreed to pay Mr. Rifenburgh $6,000 per month for the six and one half months left in the year. This compensation was accrued for fiscal year ending December 31, 2006. Some compensation to Mr. Rifenburgh in the form of cash and stock occurred in 2007 as discussed in Item 11 Executive Compensation.

Operating Leases

The Company?s subsidiary leases its office and laboratory facility from
                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  COMMITMENTS AND CONTINGENCIES (Continued)

Tyree Realty Co., LLC at an annual rate of $186,418 plus utilities. The lease expires on 12/31/08 and the Parties have agreed to continue the lease on a month-to-month basis while negotiating a new lease.

Rent and utility expense for the years ended December 31, 2007 and 2006 including the above lease was $248,658 and $235,418, respectively.

NOTE 6.   LINE OF CREDIT AND LONG TERM DEBT

On April 25, 2001, the Company entered into a commercial financing agreement with Porter Capital Corporation (PCC). The agreement provides that the Company sell, transfer, set over and assign certain invoices and accounts receivable to the lender, with recourse. The credit facility provided for maximum revolving borrowings up to $1,500,000. Borrowings under this facility are based on a funding formula and, in addition to the accounts receivable and invoices, are collateralized by all of the Company's remaining assets.
On April 12, 2004, PCC agreed to extend to Paradise a new line of credit in the amount of five million dollars on its normal business terms for accounts receivable financing for the purposes of acquisitions by Paradise. Advances from the lender bear interest at 18% per annum and were originally due on April 15, 2005. Paradise agreed to deposit 15,000,000 fully paid and non-assessable shares of its Common Stock in escrow (?Escrow Stock?) pursuant to an Escrow Agreement. On December 19, 2005, an agreement was reached with PCC waiving all current defaults and the Due Date of the Senior Loan Balance was revised to April 15, 2006. All obligations with respect to the Escrow Stock have been deleted in their entirety. The loan was further amended on October 20, 2006, when PCC agreed to further amend all of the obligations due to it from Paradise. In exchange for the waiver by PCC of all prior defaults under prior agreements, Paradise Music & Entertainment, Inc. executed and delivered to PCC its Promissory Note in the principal amount of $150,000 bearing interest at the rate of 13% per annum. Interest on the Note is payable monthly in arrears commencing December 1, 2006 through November 1, 2008, when the principal of the Note was due and payable and is now in default. This amended agreement provides that the new note replaced all other notes prior to it. This resulted in $237,351 of debt forgiveness income in the fiscal year ending December 31, 2006. In December 2007, Porter Capital further amended the existing loan agreements, restating the term of the payments and releasing the security interest of the Company?s subsidiary, ETL, and received 39,300 Series C Preferred Stock as consideration for amending the Company?s loan agreements. The board of directors approved the grant on October 10, 2007 and the fair market value is $39,300. The balance on this loan was $133,333 at December 31, 2007 and is included in Line of Credit in the financial statements for the year ended December 31, 2007.


On February 14, 2005, Environmental Testing Laboratories, Inc. (ETL) signed
                    PARADISE MUSIC & ENTERTAINMENT INC
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   LINE OF CREDIT AND LONG TERM DEBT (Continued)

a Promissory Note for a $500,000 Equipment Loan with Capstone Business Credit, LLC. (Capstone). Interest on the outstanding balance was computed at the rate of 24% per annum. On May 11, 2006 Capstone increased the equipment loan from $500,000 to $750,000, and on December 14, 2006 the interest rate was reduced to 18% per annum from the previous 24% per annum. The balance on the Promissory Note was $703,760 as of December 31, 2007 and also is included in Line of Credit. In December 2007, Capstone received 15,000 Series C Preferred Stock as consideration for amending the Company?s loan agreements.

The Porter capital and Capstone loans are included in Line of Credit on the financial statements for the Company as of December 31, 2007, as follows:

Porter Capital Balance                $ 133,333
Capstone Balance                        703,760
                                       --------
Total at December 31, 2007            $ 837,093

On February 14, 2005, Environmental Testing Laboratories, Inc. (ETL) signed a Discount Factoring Agreement with Capstone Business Credit, LLC (Capstone). ETL agreed to appoint Capstone as its sole Factor with respect to all sales and hereby offered to sell and assign, only to Capstone, all Accounts Receivable arising out of such sales. ETL agreed to pay Capstone a commission of 2% in the form of a discount on the face amount of the Account Receivable. This agreement was revised and modified on May 11, 2006, and again on December 14, 2006. The commission rate was dropped from 2% to 1.5% on December 18, 2006. The balance due on the factor loan was $599,288 at December 31, 2007 and is reflected on the December 31, 2007 financial statements as follows:

      Current portion of long term debt    $252,000
      Long term debt                        347,288
                                           --------
                                           $599,288
Notes payable totaling $417,440 are past due and have been in default since May, 2001. The Company believes that a total of $100,500 in principal on these notes is no longer enforceable and in 2008, filed a declaratory judgment action to declare that the collection of the notes is now barred by the applicable statute of limitations on collection.

On October 20, 2006 one of the Company?s officers loaned the Company $15,000 with an interest rate of 10%. On May 10, 2007 another officer loaned the Company $10,075 with an interest rate of 10%. During 2007, two officers of the Company?s subsidiary loaned $28,173 to the Company. During 2008, several officers and directors loaned money to the Company, as described in subsequent events. The total principal amount of these loans was $53,248 at December 31, 2007 and is reflected as Notes payable-related party $53,248 on the financial statements.
                    PARADISE MUSIC & ENTERTAINMENT INC
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  INFORMATION ABOUT MAJOR CUSTOMERS

The Company had three major clients who individually comprised more than 10% of the Company revenues during 2006, and only one customer in 2007. The table below outlines the customers, the percentage of revenues and the open Accounts Receivable as of December 31, 2007 and 2006.

2007:
                           Total            % of           A/R as of
Major Customers           Revenues        Revenues         12/31/07
-----------------       ------------     ----------       -----------
Customer A              $  817,000          30%           $ 318,000

2006:
                           Total            % of           A/R as of
Major Customers           Revenues        Revenues         12/31/06
-----------------       ------------     ----------       -----------
Customer A              $  799,574          25%           $ 222,855
Customer B                 503,807          16%              32,271
Customer C                 376,000          12%              87,806

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

NOTE 8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2007, accounts payable and accrued expenses are $711,488. The Company no longer maintains on the balance sheet an aggregate of $5,234,554 of past due liabilities of certain of the Company?s inactive subsidiaries. These discontinued operations (inactive subsidiaries) were sold in November, 2007 to a third party and these past due liabilities were sold with the discontinued operations.
The Company sold the discontinued operations FSR, Inc., a Colorado corporation which is owned by the Hickel Living Trust, an irrevocable trust. Kelly T. Hickel, CEO of the active subsidiary of the Company, has no interest in this trust, and does not serve as the trustee. Mr. Hickel also has no ownership interest or officer or director position with FSR, Inc., although he provides consulting services to FSR, Inc., as an independent contractor and not an employee. The Company recorded a gain on the disposition of the discontinued operations in the amount of $5,234,554, primarily as a result of the elimination of contingent and other liabilities as a result of the disposition. No contingent liability for the liabilities of the former subsidiaries has been reflected in the Company?s financial statements, because the former subsidiaries discontinued operations in 2001. The Company has obtained a legal opinion to the effect that, since the statute of limitations on asserting any such claim against the Company has expired, there is no such contingent liability.
                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY:

During 2005, the Company issued 280,000 shares of Series A Preferred Stock to the seller of Environmental Testing Laboratories, Inc., the Company?s 2005 acquisition described above. These shares were authorized and the related expense was accounted for in fiscal year 2005.

The holder of each share of Series A Preferred are entitled to receive distributions in cash at the rate of $0.05 per share per calendar year during which such share shall have been authorized to be issued, such distributions to be pro-rated for any fraction of a year (based on the number of days in such year) during which such share shall have been so authorized to be issued. Such dividend shall be paid on or before the 30th day after the end of each calendar year. Dividends in the amount of $14,000 were accrued for fiscal year ending December 31, 2007.

During 2007, the Company issued 362,300 shares of Series C Preferred Stock to various consultants, officers and directors, and lenders. At the February 2, 2007 board meeting, the Board granted 85,000 shares of the Series C Preferred stock to the officers and directors. Subsequent to the meeting the Company erroneously reported in an 8-K that the shares were granted as options. The fair market value of the shares is
$93,500 and the shares were issued in December 2007.   On October 10,
2007 the board granted 125,000 shares of Series C Preferred Stock in lieu of payment for services rendered during fiscal year 2007. The fair market value of the shares is $125,000 and the shares were issued in December 2007. Of the 125,000 shares, 75,000 were granted to officers and directors. Upon his appointment as chairman and chief executive officer of the Company?s subsidiary, Mr. Hickel was granted 50,000 shares of the Series C Preferred stock. Fair market value of the shares is $50,000 and the shares were issued in December 2007. One private investor loaned the Company an additional amount of $100,000 during 2007. In consideration for this loan, the board of directors on October 10, 2007 approved the conversion of all his previously held warrants into 48,000 shares of Series C Preferred Stock at a fair market value of $48,000. The Company issued 48,000 shares of the Company?s Series C Preferred stock when the investor exercised the warrant at the time the new loan was executed. In December 2007, the Company?s senior lender, Capstone, received 15,000 Series C Preferred Stock as consideration for amending the Company?s loan agreements. The board of directors approved the grant on October 10, 2007 and the fair market value of the shares is $15,000. In December 2007, Porter Capital further amended the existing loan agreements, restating the term of the payments and releasing the security interest of the Company?s subsidiary, ETL, and received 39,300 Series C Preferred Stock as consideration for amending the Company?s loan agreements. The board of directors approved the grant on October 10, 2007 and the fair market value is $39,300.


                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY (Continued)

During 2007, certain consultants were issued 2,099,083 shares of common stock under the Company?s Consultant Stock Compensation Plan initiated in 2001. The share certificates for these shares were not issued by the transfer agent until 2008, but the shares are treated as issued and outstanding as of the date of the Board resolution to issue the shares. At the March 20, 2008 board meeting, the Board of Directors approved grants of 5,000 Series C Preferred Shares to each of three key employees of Environmental Testing Laboratories, Inc. The fair market value of the shares is $1 per share. See Subsequent Events below.

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

The activity in the Option Plan is as follows:


                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  STOCK OPTIONS (Continued)

					    Number of Options	   Per share range
                                  ------------------   -----------------
 Balances outstanding 1/1/2006	531,667		    1.00 ? 5.00
	Granted			       - 0 -		 	   n/a
      Cancelled			     233,334		    1.00 ? 1.00
				   -------------		  -------------
Balances outstanding 12/31/2006	298,333	  	    3.00 ? 5.00
            Granted			  - 0 -	    		   n/a

            Cancelled			  - 0 -	    	         n/a
					   -------------		  --------------
Balances outstanding 12/31/ 2007 	298,333		    3.00 ? 5.00

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

NOTE 11.  STOCK WARRANTS:

 The following table summarizes common stock warrant activity:
				                                    Exercise
                                          Shares          Prices
                                      ---------------  ----------------
Warrants outstanding as of 1/1/ 2006       3,407,798	         0.002 - 0.05
	Granted					    - 0 -		       n/a
      Cancelled					    - 0 -		       n/a
						       -------------	  ---------------
Warrants outstanding as of 12/31/2006      3,407,798	         0.002 ? 0.05

      Granted					    - 0 -		       n/a
	Cancelled				       1,632,798	         0.002 ? 0.01
    		     				       -------------	  ---------------
Warrants outstanding as of 12/31/2007      1,775,000	         0.002 ? 0.05

NOTE 12.	NET (LOSS) INCOME PER SHARE

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


                      PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	NET (LOSS) INCOME PER SHARE (continued)

                                             Years ended December 31,
                                                  2007           2006
                                                ---------     ---------
Basic and diluted net (loss) income per share calculation

Numerator:
Net income(loss)in computing
basic net income (loss)per share              $ 4,466,909    $  (76,670)

Denominator:

Weighted average ordinary shares outstanding
          Basic                                60,595,441     58,496,358
          Diluted                             104,891,739     65,891,739

Basic net income (loss) per share              $   0.07       $  (0.002)
Diluted net income (loss) per share            $   0.04       $  (0.001)

For the year ended December 31, 2006 in which the Company had a net loss, stock options granted to employees and non-employees would have been anti-dilutive and are excluded from the computation of diluted losses per share for that year. For the year ended December 31, 2007, the anti-dilutive effect of the outstanding stock options was taken into account in the computation of diluted earnings per share for that year.

NOTE 13.  SUBSEQUENT EVENTS

On July 23, 2008, the Company elected two new Directors to its Board. Mr. Boris Rubizhevsky, who was also elected President and Chief Executive Officer (CEO) as well as a director, has over thirty years of business experience ranging from corporate management and mergers and acquisitions, to business development, sales and marketing. He has held several Board of Director positions. Most recently, Mr. Rubizhevsky founded NexGen Security Corporation, a consulting firm specializing in homeland security, biological and environmental products and technologies. Prior to this, in 1992 Mr. Rubizhevsky co-founded Isonics Corporation (NASDAQ: ISON), a diversified international company with offices in the United States, Germany and Russia and businesses in life science, semiconductor wafer services and homeland security products biotech applications as well as identifying capital funding sources, including the company?s initial public offering and follow-on secondary equity and debt offerings. Prior to Isonics, he was with General Electric in a number of international sales and marketing managerial positions. Mr. Rubizhevsky holds a B.S. degree in engineering from the Stevens Institute of Technology.



                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  SUBSEQUENT EVENTS (Continued)

Mr. Barry Saxe, Director, is a businessman with a 40 year career as an owner and operator of several companies in the electrical, environmental and constructions fields. Mr. Saxe attended Brooklyn College of the University of New York City and University of California at Berkeley. Mr. Michael R. Wiechnik, Director, has spent a career with the State of New Jersey?s Department of Corrections including leadership positions from Administrative Analyst to Chief of the Bureau of Correctional Systems.

Mr. Richard P. Rifenburgh maintains his position as Chairman of the Board, which he has held since June 2006. In consideration for their service on the Board, as approved at the March 20, 2008 Board of Directors meeting, the Directors and the Secretary of the Corporation will each receive 250,000 common shares each year as a grant as well as warrants for 125,000 per year at a strike price of $0.03 per share. At the March 20, 2008 board meeting, the Board of Directors approved grants of 5,000 Series C Preferred Shares to each of three key employees of Environmental Testing Laboratories, Inc. The fair market value of the shares is $1 per share. At the July 23, 2008 Board of Directors
meeting,   Mr. Rubizhevsky was granted 50,000 shares of the company?s
Preferred C described above and options on 3,000,000 common shares over the next three years; Mr. Saxe was granted 20,000 shares of the Company?s Series C Preferred stock; Mr. Wiechnik was granted 5,000 shares of the Company?s Series C Preferred stock; Mr. Rifenburgh was granted 15,000 shares of the Company?s Series C Preferred stock; Ms. Belden was granted 15,000 shares of the Company?s Series C Preferred stock; Mr. Kelly Hickel, Chairman and CEO of the Company?s subsidiary, was granted 15,000 shares of the Company?s Series C Preferred stock; and CF Consulting, LLC was granted 15,000 shares of the Company?s Series C Preferred stock. Each share of Series C Preferred stock is convertible into 100 shares of the Company?s Common Stock, subject to adjustment if, as, and when, the Company has authorized a sufficient number of shares of Common Stock for issuance upon such conversion. The Company has agreed to undertake, at its expense, the effort to register under the Securities Act of 1933, as amended, and to register or qualify under the applicable securities laws of other jurisdictions, the shares of Common Stock into which the shares of Series C Preferred stock are convertible. Upon the effectiveness of such registrations and qualifications, the shares of Series C Preferred stock will automatically be converted into shares of Common Stock as described above.

In 2008, one of the Company?s lenders, who lent the company $12,500 in April, 2002, filed suit to recover the unpaid debt in a state court in New York, serving the Company by delivering a copy of the complaint and summons on the Secretary of State of New York. The Company has not been registered to do business in New York since 2002 and has not maintained any office, business, employees or agents in New York since 2002. The Company believes that the filing was without jurisdiction.


                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  SUBSEQUENT EVENTS (Continued)

Since this debt, as well as two other loans incurred in 2002, have been in default since May, 2002, and the applicable statute of limitations to collect on the debts has expired, the Company has filed a declaratory judgment action in Florida, where it maintains its principal offices, to declare the debts unenforceable. The principal amount of this claim is included in notes payable in the accompanying balance sheet.

One of the law firms representing the pre-acquisition company from which PDSE acquired the assets of Environmental Testing Laboratories, Inc. in February of 2005 has threatened to sue the Company in an amount of approximately $94,000 for legal fees incurred to the selling company.
The Company believes this claim has no standing and will result in no impact on the Company?s financials. The Company?s prior SEC counsel also has threatened to sue the Company in an amount of approximately
$62,500 for allegedly unpaid fees and expenses incurred. The Company believes the amount is incorrect and will pursue a resolution of the matter. The amount claimed applicable to the year ended December 31, 2007, $35,708, is included in accounts payable in the financial statements. The full amount of the claimed fees and other merger related costs were provided for in connection with the merger with ETL and are included in the accompanying balance sheet as an accrued liability.

In January 2008 an investment fund invested a total of $197,300 to PDSE?s subsidiary, ETL, in the form of two year notes with warrants. The notes, including payments, principal and interest may be paid in cash or stock. The investment was placed in anticipation of PDSE spinning out ETL into a separate public company. In January 2008, the decision was made, instead, to negotiate with that fund for potential additional investment directly into PDSE and the notes were moved up from the subsidiary to PDSE. In consideration, the board of directors on January 31, 2008 approved the grant to the investment fund of 30,000 shares of Series C Preferred Stock at a fair market value of $33,000.

On March 28, 2008 the Company entered into a Financial Advisory Agreement with Carlton Capital, Inc. (?CCI?), a wholly owned subsidiary of Clayton Dunning Group, Inc. (CGGP.PK) wherein CCI agreed to provide consulting and advisor services to the Paradise. The Financial Advisory Agreement provides that the company may request CCI to provide recommendations concerning corporate finance matters including such matters as: (i) Changes in the capitalization of the Company; (ii) Changes in the Company?s corporate structure; (iii) Redistribution of shareholdings of the Company?s stock;
(iv) Offerings of securities in public and private transactions; (v) Alternative uses of corporate assets; (vi) Structure and use of debt;(vii) Sales of stock by insiders pursuant to Rule 144 or otherwise;
(viii) Counsel management with respect to listing on a National
Exchange; (ix) Strategic planning for the company; (x) the acquisition of and/or merger with other companies, the sale of the Company itself, or any of its assets, subsidiaries or affiliates, or similar type of
                    PARADISE MUSIC & ENTERTAINMENT INC.
                            AND SUBSIDIARIES
    AUDITED STATEMENTS OF STOCKHOLDER EQUITY (DEFICIENCY IN ASSETS)
                 YEARS ENDED DECEMBER 31, 2007 AND 2006
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  SUBSEQUENT EVENTS (Continued)

transaction (hereinafter referred to as a ?Transaction?), and (xi) financings from financial institutions, including but not limited to lines of credit, performance bonds, letters of credit, loans or other financings (hereinafter referred to as a ?institutional financing?). In consideration for the consulting services rendered by CCI to the Company pursuant to this Agreement the Company agreed to pay to CCI compensation of Ten Thousand shares of the Company?s Series C Preferred Stock. Other fees and expenses may be incurred by the Company in the event that CCI provides such services.

On May 7, 2008, CCI, the Placement Agent, a Financial Industry Regulatory Authority (FINRA) member broker-dealer, agreed to introduce the Company to "accredited investors" as defined in Rule 501 promulgated under the 1933 Act for the purchase of up to $1,000,000, less applicable fees and costs, of the Company?s convertible debentures which are convertible into the Company?s common stock. The Debentures will be offered and sold pursuant to the terms more fully set forth on Exhibit A, attached hereto and made a part hereof.

The Placement Agent will receive a placement fee of ten percent (10%) of the gross proceeds raised from the sale of the Debentures which shall be payable from escrow upon each funding. The parties agree to enter into an escrow agreement for the disbursement of funds to the Company, the Placement Agent and the Placement Agent?s counsel. The costs and fees payable to the escrow agent shall be paid by the Company. The Company agrees to pay the Placement Agent?s legal fee for document preparation in the amount of $12,500 which shall be payable out of escrow upon the first funding. To date, CCI has raised $140,000 from four investors on the terms described above and the same as those granted to investment fund mentioned above. In connection with the sale of the Debentures, Joseph Gebron was granted 10,000 shares of the Company?s Series C Preferred Stock. The grant was approved on March 20, 2008 and the fair market value of the grant is $10,000.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 				PARADISE MUSIC & ENTERTAINMENT, INC.


                        By:	 /s/ Richard P. Rifenburgh
                            ----------------------------------
                             Richard P. Rifenburgh, Chairman
				      Date:       March 6, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                 	Title                    Date


/s/ RICHARD P. RIFENBURGH       Chairman of the Board      March 6, 2009
--------------------------
Richard P. Rifenburgh

/s/ BORIS RUBIZHEVSKY		Chief Executive Officer     March 6, 2009
--------------------------
Boris Rubizhevsky

/s/ PAUL LISAK			      Director		   March 6, 2009
--------------------------
Paul Lisak

/s/ WINSTON WILLIS			      Director 		   March 6, 2009
--------------------------
Winston Willis

/s/ BARRY SAXE				Director		   March 6, 2009
--------------------------
Barry Saxe

/s/ MICHAEL R. WIECHNIK		      Director		   March 6, 2009
--------------------------
Michael R. Wiechnik