Form 10-Q
period 2008-03-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2009-03-25
CIK 1024464

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended                   March 31, 2008

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

At March 31, 2008, the Issuer had 60,595,441 Common Stock, $.01 par value, issued and outstanding.





                 PARADISE MUSIC & ENTERTAINMENT, INC.
                         AND SUBSIDIARIES



PART I   FINANCIAL INFORMATION                                         PAGE

Item 1   Financial Statements                                             1

Condensed Consolidated Balance Sheet as of 					F-1
       March 31, 2008 and March 31, 2007 (Unaudited)

Condensed Consolidated Statements of Operations for the Three 		F-2
       Months Ended March 31, 2008 and 2007 (unaudited)

 Condensed Consolidated Statements of Cash Flows for the Three 	F-3
       Months Ended March 31, 2008 and 2007 (unaudited)

 Notes to Condensed Consolidated Financial Statements 			F-4
              (unaudited)

Item 2   Management's Discussion and Analysis of Financial Condition      2
       And Results of Operations

Item 3   Quantitative and Qualitative Disclosures about market risk       3

Item 4   Controls and Procedures	                                    3
PART II - OTHER INFORMATION                                               3

Item 1   Legal proceedings.                                               3

Item 1A  Risk Factors.                                                    3

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.     3

Item 3   Defaults upon Senior Securities.                                 5

Item 4   Submission of Matters to a Vote of Security Holders.             5

Item 5   Other Information.                                               5

Item 6   Exhibits.                                                        6

	Signatures			                                            6






PART I ? FINANCIAL INFORMATION

                    PARADISE MUSIC & ENTERTAINMENT, INC.
                            AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                   March 31, 2008 and December 31, 2007

                                                  March 31,        December 31
                                                     2008             2007
                                                 (Unaudited)       (Audited)
                                                -----------       -----------
ASSETS
Current Assets
  Cash and equivalents                         $    14,149       $       8,657
  Accounts receivable, less allowance for
   doubtful accounts of $112,847 and $113,171      841,555           1,062,016
  Prepaid expenses                                  46,928              13,744
                                                ------------       ------------
  Total Current Assets                             902,632           1,084,900

Property and equipment, net                        487,193             540.366
                                                ------------       ------------
Total Assets                                   $ 1,389,825       $   1,624,783
                                               ============       =============
LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities
Current Liabilities
  Accounts payable                             $ 2,096,525       $   1,953,019
  Accrued and Other Current Liabilities            523,576             524,006
  Line of credit                                   857,170             837,093
  Notes Payable                                    624,296             417,440
  Notes Payable-related party                       89,235              53,248
  Dividends payable                                 33,929              30,429
                                               ------------       -------------
    Total Current Liabilities                    4,224,731           3,815,235

Long-term liabilities
  Notes payable                                    342,496             599,288
                                               ------------       -------------
    Total Long-Term Liabilities                    342,496             599,288
                                               ------------       -------------
Total Liabilities                                4,567,163           4,414,523

Stockholders' Equity (Deficiency in assets)
  Preferred stock, $.01 par value, 5,000,0000
  shares authorized, 642,300 issued                  6,423               6,423
  Common Stock, $.01 par value 75,000,000 shares
      authorized, 60,595,441 issued                605,954             605,954
  Additional paid-In capital                    27,254,305          27,498,435
  Accumulated deficit                          (31,044,021)        (30,900,553)
                                               -------------       -------------
     Total Deficiency in assets                 (3,177,338)         (2,789,740)
                                               -------------       -------------
Total Liabilities and Deficiency in assets     $ 1,389,825       $   1,624,783
                                               =============       =============

See accompanying notes to financial statements.


                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                    For the three months ended
                                                            March 31,
                                                        2008           2007
                                                     -----------   ------------
Revenues:
 Sales                                              $  443,951     $  574,479
 Cost of sales                                         255,192        258,704
                                                     ----------     ----------
Gross margin                                           188,759        315,775
                                                     ----------     ----------
Expenses:
   Selling, general and administration                 480,688        384,723
                                                      ---------      ---------
Income (loss) from operations                         (291,929)       (68,248)
                                                       ---------      ---------
Other (income) and expense
Interest expense                                        92,167        107,478
                                                       ---------      ---------
Loss before income tax                                (384,096)      (176,426)
Provision for income taxes                                   -              -
                                                       ---------      ---------
Net loss                                            $ (384,096)    $ (176,426)
                                                       =========      =========

Preferred stock dividend                                    --         (3,500)
                                                       ---------      ---------
Net loss attributable to common stock               $ (384,096)    $ (179,926)

Net loss per common share(basic and diluted)        $   (0.006)    $   (0.003)
                                                       =========      =========
Weighted average number of
    common shares outstanding
   (basic and diluted)                               60,595,441     58,496,358
                                                     ===========    ===========


See accompanying notes to financial statements








                          PARADISE MUSIC & ENTERTAINMENT, INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                    For the three months ended
                                                             March 31,
                                                        2008          2007
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $  (384,096)  $  (176,426)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                       53,172        52,412
    Issue of warrants for compensation                       -         2,417
(Increase) decrease in assets:
    Accounts receivable                                220,461        83,197
    Deferred costs                                           -             -
    Prepaid expenses                                   (33,820)      (27,753)
 Increase (decrease) in liabilities:
    Accounts payable                                   143,505        23,013
    Accrued and other current liabilities               10,691       (16,257)
                                                      -----------  ----------
  Net cash used by operating activities                  9,913       (60,908)
                                                      -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of property and equipment                    -       (31,737)
                                                      -----------  ----------
  Net cash provided (used) by investing
      activities                                             -       (31,737)
                                                      -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings                           70,873           --
Proceeds from officer loans                             35,987        24,908
Repayment of bank borrowing                           (111,282)      (84,489)
                                                       ----------  ----------
Net cash provided by financing activities               (4,422)      (57,164)
                                                       ----------  ----------

Net increase (decrease) in cash and equivalents          5,491      (149,810)
Cash and equivalents-beginning                           8,657       192.578
                                                       ----------  ----------
Cash and equivalents-ending                          $  14,148     $  42,769
                                                       ==========  ==========



See accompanying notes to financial statements.






                       PARADISE MUSIC & ENTERTAINMENT, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2008 and 2007
                                    (Unaudited)

NOTE 1 -BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and subsidiaries (the ?Company?) pursuant to the rules and regulations of the Securities and Exchange Commission (the ?SEC?) and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company?s Annual Report for the period ended December 31, 2007 on Form 10-KSB.

The consolidated results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Revenue Recognition

The Company?s current revenue from the provision of environmental testing services is recorded when the service has been performed.
                    PARADISE MUSIC & ENTERTAINMENT, INC.
                              AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 2008 and 2007
                               (Unaudited)

NOTE 3 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historic trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. Substantially all of the receivables are pledged as security for a factoring agreement with Capstone Business Credit, LLC.

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

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measure the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. At December 31, 2008, no impairment of long-lived assets was deemed appropriate.

Use of Estimates?

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



                  PARADISE MUSIC & ENTERTAINMENT, INC.
                           AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2008 and 2007
                             (Unaudited)

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






                      PARADISE MUSIC & ENTERTAINMENT, INC.
                              AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2008 and 2007
                                 (Unaudited)

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, ?The Fair Value Option for Financial Assets and Financial Liabilities?, or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board?s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for our first fiscal year that begins after November 15, 2007, which is our fiscal year 2008 that begins in January 2008. This Statement is not expected to have any impact on our financial position and results of operations.

In December, 2007, the FASB issued FAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FAS No. 141(R) is required to be adopted concurrently with SFAS No. 160. These standards are effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date.
Early adoption is prohibited. FAS 141(R) requires changes in accounting for
                     PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2008 and 2007
                                  (Unaudited)

NOTE 3 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

acquisitions and FAS 160 will change the accounting for minority interests.
The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In April 2008, the FASB issued a final FASB Staff Position on SFAS 142-3, Determination of the Useful Life of Intangible Assets (?FSP SFAS 142-3?), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP SFAS 142-3 will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this statement is not expected to have a material impact on the Company?s financial statements.

In May 2008, the FASB issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 4 - COMMITMENTS AND CONTINGENCIES:

The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company's common stock valued on the last day of the
applicable quarter.   As the only outside director at that time, Mr. Rifenburgh
signed an agreement on January 2, 2002 to suspend the accrual of compensation until the Company begins significant operations. The Company has agreed to pay the Chairman $240,000 per year. The Company was not able to make these payments, nor have they accrued the expense for fiscal year ended December 31, 2006 and 2007. The former Chairman, Mr. Hickel, agreed on January 2, 2002 to suspend the accrual of compensation until the Company begins significant operations. Mr. Hickel resigned as Chairman in June 2006, at which time Mr. Rifenburgh became Chairman. He, too, had elected to suspend the accrual of this compensation, however some compensation was expensed during 2007.

NOTE 5 - GOING CONCERN STATUS - FUTURE OPERATIONS

In the Company?s strategy to reposition its business, the Company acquired Environmental Testing Laboratories, Inc. in 2005. We are now focusing on growing that business both internally and externally. We have a number of marketing and acquisition initiatives to accomplish that goal. On the other hand, since its inception, the Company has not operated profitably. The Company had a stockholders? deficit of $3,177,338 at March 31, 2008. There can be no assurance that commercial viability can be demonstrated for the Company?s products and services, and there can be no assurance that the Company will ever achieve profitability on a sustained basis, if at all.
                     PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2008 and 2007
                                  (Unaudited)

NOTE 5 - GOING CONCERN STATUS - FUTURE OPERATIONS (continued)

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

The net loss was $384,096 for the three months ended March 31, 2008 compared to a net loss of $176,426 for the three months ended March 31, 2007. The increase in loss was due to the decrease in revenues due to the failing economy and the increase in costs.

Paradise's marketing, selling, general and administrative expenses increased to $480,688 for the three months ended March 31, 2008 from $384,723 for the three months ended March 31, 2007, an increase of $95,965.

Net interest expense was $92,167 for the three months ended March 31, 2008, compared to $107,478 for the three months ended March 31, 2007. Revenue was $443,951 for the three months ended March 31, 2008 compared to $574,479 for the three months ended March 31, 2007.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2008 was $9,913.

Net cash used in financing activities for the three months ended March 31, 2008 was $4,422, primarily the result of repayment of funds borrowed from financial institutions.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2008 we did not engage in any hedging activities.

Since the Company to date has had no hedging or similar activities, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

ITEM 4.	  CONTROLS AND PROCEDURES

Based upon an evaluation, supervised by Richard Rifenburgh, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Rifenburgh has concluded that our disclosure controls and procedures were effective as of March 31, 2008. During the quarter ended March 31, 2008, there were no significant changes in our internal accounting controls or in other factors that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II ? OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There were no legal proceedings involving the Company at March 31, 2008.

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

We believe we do not currently have available funds sufficient to sustain our operations through the second quarter of 2009. Our available funds generally consist of cash and the funding derived from our revenue sources: income related to environmental testing. As of March 31, 2008, we had $14,409 in available cash. Reducing operating expenses and capital expenditures alone will not be sufficient to solve our liquidity problems. Unless we are able to obtain sufficient funding through equity or debt offerings we will not be able to expand our business. Even if we are able to obtain additional financing it may not be sufficient to expand our current operations.

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

None during the quarter ended March 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

During 2007, the Company sold the inactive subsidiaries so the 2007 consolidated financial statements do not include the accounts of the former subsidiaries and represent the consolidated results of the Company and its sole active subsidiary, Environmental Testing Laboratories, Inc. In removing the subsidiary companies from the consolidated results as of January 1, 2008, the following accounts were affected: retained earnings, capital stock and intercompany accounts. The results are reflected in the March 31, 2008 balance sheet.


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

       31		Rule 13a-14(a) Certification of Richard P. Rifenburgh

32		Section 1350 Certification of Richard P. Rifenburgh

(b)	Reports on Form 8-K

*	Report on Form 8-K filed with the SEC on March 7, 2008 announcing the issuance of a convertible debenture in return for an investment of $179,300.

                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                 PARADISE MUSIC & ENTERTAINMENT, INC.

                                 By:    /s/ Richard P. Rifenburgh
                                    --------------------------------
 Date:  March 18, 2009