Form 10-Q
period 2008-06-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 2009-03-25
CIK 1024464

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2008

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

At June 30, 2008, the Issuer had 60,595,500 shares of Common Stock, $.01 par value, issued and outstanding.





PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES



PART I   FINANCIAL INFORMATION                                         PAGE

Item 1   Financial Statements                                             1

Condensed Consolidated Balance Sheet as of 					F-1
       June 30, 2008 and December 31, 2007 (Unaudited)

Condensed Consolidated Statements of Operations for the Three 		F-2
       and Six Months Ended June 30, 2008 and 2007 (unaudited)

 Condensed Consolidated Statements of Cash Flows for the Six   		F-3
       Months Ended June 30, 2007 and 2006 (unaudited)

 Notes to Condensed Consolidated Financial Statements 			F-4
              (unaudited)

Item 2   Management's Discussion and Analysis of Financial Condition 	  2
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

Item 1A  Risk Factors.

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3   Defaults upon Senior Securities.

Item 4   Submission of Matters to a Vote of Security Holders.

Item 5   Other Information.

Item 6   Exhibits.

	Signatures

	Exhibits










PART I  FINANCIAL INFORMATION

                    PARADISE MUSIC & ENTERTAINMENT, INC.
                            AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                   June 30, 2008 and December 31, 2007

                                                  June 30,        December 31
                                                     2008             2007
                                                 (Unaudited)       (Audited)
                                                -----------       -----------
ASSETS
Current Assets
  Cash and equivalents                         $    61,907       $       8,657
  Accounts receivable, less allowance for
  doubtful accounts of $89,038 & $113,171 	   959,327           1,061,016
  Prepaid expenses                                  17,399              13,744
                                                ------------       ------------
  Total Current Assets                           1,038,633           1,084,417

Property and equipment, net                        434,070             504,366
                                                ------------       ------------
Total Assets                                   $ 1,472,703       $   1,624,783
                                               ============       =============
LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities
Current Liabilities
  Accounts payable                             $ 1,791,823       $   1,953,019
  Accrued and Other Current Liabilities            568,857             524,006
  Current Portion of Long-Term Debt                346,881             252,000
  Line of credit                                 1,174,135             837,093
  Notes Payable                                    670,587             417,440
  Notes Payable-related party                       87,581              53,248
  Dividends payable                                 37,429              30,429
                                               ------------       ------------
    Total Current Liabilities                    4,677,293           4,067,235

Long-term liabilities
  Notes payable                                     57,335             347,288
                                               ------------       ------------
    Total Long-Term Liabilities                     57,335             347,288
                                               ------------       ------------
Total Liabilities                                4,734,628           4,414,523

Stockholders' Equity (Deficiency in assets)
  Preferred stock, $.01 par value, 5,000,0000
  shares authorized, 642,300 issued                  6,423               6,423
  Common Stock, $.01 par value 75,000,000
  Shares authorized, 60,595,500 issued             605,955             605,954
  Additional paid-In capital                    27,254,304          27,498,435
  Accumulated deficit                          (31,128,607)        (30,900,553)
                                               -------------       ------------
     Total Deficiency in assets                 (3,261,925)         (2,789,740)
                                               -------------       ------------
Total Liabilities and Deficiency in assets     $ 1,472,703       $   1,624,783
                                               =============       ============
    common stock         $  (81,965)        (1,387)    (466,061)      (181,315)

Net loss per common
  share(basic and
  diluted)               $   (0.001)    $   (0.000)  $  (0.0081)   $    (0.003)
                          ==========     ==========   ==========   ============
Weighted average number
  of common shares
  outstanding (basic
  and diluted)            60,595,500     58,496,358   60,595,500     58,496,358
                          ===========    ===========  ==========   ============


See accompanying notes to financial statements











































                          PARADISE MUSIC & ENTERTAINMENT, INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                    For the six months ended
                                                             June 30,
                                                        2008          2007
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $   (465,184)  $ (174,312)
Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                       106,296      104,824
 (Increase) decrease in assets:
    Accounts receivable                                 102,689)     217,616)
    Prepaid expenses                                     (4,292)         443
 Increase (decrease) in liabilities:
    Accounts payable                                    131,765      (53,810)
    Accrued and other current liabilities                25,192       (2,295)
                                                      -----------  ----------
  Net cash used by operating activities               (103,533)     (342,766)
                                                      -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of property and equipment              		   (31,737)
                                                      -----------  ----------
  Net cash provided (used) by investing
      activities                                                     (31,737)
                                                      -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Paid-in capital			                                          2417
Proceeds from officer loans                              34,334       33,651
Repayment of notes payable					   (4,275)      87,074
Proceeds from debentures					  239,300
Repayment of bank borrowing                            (112,576)      74,211
                                                       ----------  ----------
Net cash provided by financing activities               156,783      197,353
                                                       ----------  ----------

Net decrease in cash and equivalents                    53,250      (177,150)
Cash and equivalents-beginning                           8,657       192,578
                                                       ----------  ----------
Cash and equivalents-ending                          $  61,908     $  15,429
                                                       ==========  ==========



See accompanying notes to financial statements.









                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2008 and 2007
                                    (Unaudited)

NOTE 1 -BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by Paradise Music & Entertainment, Inc. and subsidiaries (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (the ?SEC?) and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results of operations for interim periods. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company?s Annual Report for the period ended December 31, 2007 on Form 10-K.

The consolidated results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
Revenue Recognition

The Company?s current revenue from the provision of environmental testing Services s recorded when the service has been performed.

The consolidated financial statements include the accounts of Paradise and its wholly-owned subsidiary, Environmental Testing Laboratories, Inc.
(collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.





PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measure the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. At June 30, 2008, no impairment of long-lived assets was deemed appropriate.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loss Per Common Share

Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for all periods presented. Unexercised stock options and warrants were not ncluded in the computations of diluted earnings per common share because their effect would have been anti-dilutive as a result of the Company's losses. In December, 2007 the Company issued 362,300 shares of Series C PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Preferred Stock as described below. (See Subsequent Events) These transactions will significantly affect earnings per share in future periods.

Stock Warrants

Stock warrants issued for goods and services are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Warrants that are Issued to other than Employees for Acquisition, or in Conjunction with Selling Goods and Services. Accordingly warrants subject to vesting based on performance, will be valued each reporting period until vested. The portion of the value related to the completed term of the related agreement is expensed, and the remaining non-cash deferred consulting expense is amortized over the remaining term of the agreement. The value of such related warrants was subject to adjustment until such time that the warrant was non-forfeitable, fully vested and exercisable. There were no warrants outstanding as of June 30, 2008.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies either to expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (?APB 25?) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (?SFAS 162?), The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with ..S. generally accepted accounting principles (GAAP) for non-governmental entities. The Statement will be effective 60 days following the SEC?s approval of the Public Company Accounting Oversight Board (?PCAOB?) amendments to AU
Section 411, ?The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.? We are currently evaluating the effects, if any, that SFAS 162 may have on our financial reporting.

PARADISE MUSIC & ENTERTAINMENT, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)

NOTE 3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December, 2007, the FASB issued FAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FAS No. 141(R) is required to be adopted concurrently with SFAS No. 160. These standards are effective for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date.
Early adoption is prohibited. FAS 141(R) requires changes in accounting for acquisitions and FAS 160 will change the accounting for minority interests. The Company is evaluating the impact of these statements on its financial statements.

NOTE 4 - COMMITMENTS AND CONTINGENCIES:

The Company has agreed to pay each of its outside directors $18,000 per year, payable quarterly in the Company's common stock valued on the last day of the applicable quarter. As the only outside director at that time, Mr. Rifenburgh signed an agreement on January 2, 2002 to suspend the accrual of compensation until the Company begins significant operations. The Company has agreed to pay the Chairman $240,000 per year. The Company was not able to make these payments, nor have they accrued the expense for fiscal year ended December 31, 2008 or to date. The then Chairman, Mr. Hickel, agreed on January 2, 2002 to suspend the accrual of compensation until the Company begins significant operations. Mr. Hickel resigned as Chairman in June 2006, at which time Mr. Rifenburgh became Chairman. He, too, elected to suspend the accrual of this Compensation.

NOTE 5 - GOING CONCERN STATUS - FUTURE OPERATIONS

Since its inception, the Company has not operated profitably. The Company had a stockholder deficit of $31,128,607 at June 30, 2008. There can be no assurance that commercial viability can be demonstrated for the Company products and services, and there can be no assurance that the Company will ever achieve profitability on a sustained basis, if at all. The Company's status as a going concern is dependent on its ability to implement a successful marketing plan and to generate sufficient revenues to operate on a profitable basis, along with continued financial support by officers and major shareholders, and the raising of additional funds for working capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.










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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The net loss was $(81,965 for the three months ended June 30, 2007 compared to a net profit of $2,113 for the three months ended June 30, 2007.

Paradise's marketing, selling, general and administrative expenses decreased from $407,805 for the three months ended June 30, 2007 to $398,620 for the three months ended June 30, 2008, a decrease of $9,185.

Net interest expense was $86,655 for the three months ended June 30, 2007, compared to $106,123 for the three months ended June 30, 2008. Revenue was $751,862 for the three months ended June 30, 2007 compared to $703,037 for the three months ended June 30, 2008.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2008 was $103.533

Net cash provided by financing activities for the six months ended June 30, 2008 was $156,783, the result of funds borrowed from financial institutions, private parties and officer loans.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the twelve months ended December 31, 2008 we did not engage in any hedging activities.

Since the Company to date has had no hedging or similar activities, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

ITEM 4.	  CONTROLS AND PROCEDURES

Based upon an evaluation, supervised by Richard Rifenburgh, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Rifenburgh has concluded that our disclosure controls and procedures were effective as of June 30, 2008. During the quarter ended June 30, 2008, there were no significant changes in our internal accounting controls or in other factors that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II ? OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There were no legal proceedings involving the Company at June 30, 2008.

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

We believe we do not currently have available funds sufficient to sustain our operations through the third quarter of 2009. Our available funds generally consist of cash and the funding derived from our revenue sources: income related to environmental testing. As of June 30, 2008, we had $61,908 in available cash. Reducing operating expenses and capital expenditures alone will not be sufficient to solve our liquidity problems. Unless we are able to obtain sufficient funding through equity or debt offerings we will not be able to expand our business. Even if we are able to obtain additional financing it may not be sufficient to expand our current operations.

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

None during the quarter ended June 30, 2008

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

       None
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized



                                 PARADISE MUSIC & ENTERTAINMENT, INC.


                                By:    /s/ Richard P. Rifenburgh
                                    ----------------------------

 Date:  March 24, 2009