Form 10-Q
period 2008-09-30
PARADISE MUSIC & ENTERTAINMENT INC
filed 2009-03-25
CIK 1024464

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended                   September 30, 2008

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

At September 30, 2008, the Issuer had 62,345,500 shares of Common Stock, $.01 par value, issued and outstanding.




                  PARADISE MUSIC & ENTERTAINMENT, INC.
                          AND SUBSIDIARIES



PART I   FINANCIAL INFORMATION                                         PAGE

Item 1   Financial Statements                                             1

Condensed Consolidated Balance Sheet as of 					F-1
       September 30, 2008 and December 31, 2007 (Unaudited)

Condensed Consolidated Statements of Operations for the Three 		F-2
       and Nine Months Ended September 30, 2008 and 2007 (unaudited)

 Condensed Consolidated Statements of Cash Flows for the Nine 		F-3
       Months Ended September 30, 2008 and 2007 (unaudited)

 Notes to Condensed Consolidated Financial Statements 			F-4
              (unaudited)

Item 2   Management's Discussion and Analysis of Financial Condition 	  2
       And Results of Operations

Item 3   Quantitative and Qualitative Disclosures about market risk.      3

Item 4   Controls and Procedures	                                      3

                          PART II - OTHER INFORMATION

Item 1   Legal proceedings.                                               3

Item 1A  Risk Factors.                                                    3

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.     5

Item 3   Defaults upon Senior Securities.                                 5

Item 4   Submission of Matters to a Vote of Security Holders.             5

Item 5   Other Information.                                               5

Item 6   Exhibits.                                                        6

	Signatures	                                                        6







PART I ? FINANCIAL INFORMATION
                    PARADISE MUSIC & ENTERTAINMENT, INC.
                            AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                   September 30, 2008 and December 31, 2007

                                                  September 30,    December 31
                                                     2008             2007
                                                 (Unaudited)       (Audited)
                                                -----------       -----------
ASSETS
Current Assets
  Cash and equivalents                         $    29,106       $       8,657
  Accounts receivable, less allowance for
  doubtful accounts of $89,083 & $66,834     	   880,673       	   1,061,016
  Prepaid expenses                                  10,732              13,744
                                                ------------       ------------
  Total Current Assets                             920,511           1,084,417

Property and equipment, net                        381,295             504,366
                                                ------------       ------------
Total Assets                                   $ 1,301,806       $   1,624,783
                                               ============       =============
LIABILITIES AND DEFICIENCY IN ASSETS

Liabilities
Current Liabilities
  Accounts payable                             $ 1,788,189       $   1,953,019
  Accrued and Other Current Liabilities            569,651             524,006
  Current Portion of Long-Term Debt                346,881             252,000
  Line of credit                                 1,190,278             837,093
  Notes Payable                                    739,038             417,440
  Notes Payable-related party                      111,583              53,248
  Dividends payable                                 40,929              30,429
                                               ------------       -------------
    Total Current Liabilities                    4,786,548           4,067,235

Long-term liabilities
  Notes payable                                      4,858             347,288
                                               ------------       -------------
    Total Long-Term Liabilities                    781,655             347,288
                                               ------------       -------------
Total Liabilities                                 4,791406           4,414,523

Stockholders' Equity (Deficiency in assets)
  Preferred stock, $.01 par value, 5,000,0000
  shares authorized, 642,300 issued                  6,423               6,423
  Common Stock, $.01 par value 75,000,000
  Shares authorized, 62,345,500 issued             623,455             605,954
  Additional paid-In capital                    27,254,304          27,498,435
  Accumulated deficit                          (31,373,782)        (30,900,553)
                                               -------------       -------------
     Total Deficiency in assets                 (3,489,600)         (2,789,740)
                                               -------------       -------------
Total Liabilities and Deficiency in assets     $ 1,301,806       $   1,624,783
                                               =============       =============

See accompanying notes to financial statements.

                      PARADISE MUSIC & ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                          For the three months ended  For the nine months ended
                                 September 30,              September 30,
                              2008          2007        2008          2007
                         -----------   ------------  -----------  -------------
Revenues:
 Sales                  $  606,600     $  751,151    $1,753,589   $  2,077,492
 Cost of sales             259,805        256,126       795,257        772,450
                          ----------     ----------  -----------   ------------
Gross margin               346,795        495,025       958,332      1,305,042
                          ----------     ----------  -----------   ------------
Expenses:
   Selling, general
   and administration       475,508       408,258     1,354,816      1,200,786
                          ----------     ----------   ----------   ------------
Income (loss) from
   operations              (128,713)       86,767      (396,484)       104,256
                          ----------     ----------   ----------   ------------
Other (income) and expense
  Interest expense          113,960        89,671       311,372        283,804
  Other (income)               (999)            -          (999)        (2,301)
                          ----------     ----------   ----------   ------------
Total other (income)
    Expense                 112,961        89,671       310,373        281,473
                          ----------     ----------   ----------   ------------
Loss before income tax     (241,674)       (2,904)     (706,857)      (177,217)
Provision for income taxes        -              -            -              -
                          ----------     ----------   ----------   ------------
Net loss                 $ (241,674)   $   (2,904)  $  (706,857)  $   (177,217)
                          ==========     ==========   ==========   ============

Preferred stock dividend                   (3,500)                     (10,500)
                          ----------    ----------    ----------   ------------
Net loss attributable to
    common stock         $ (241,674)   $   (6,404)  $  (706,857)  $   (187,717)

Net loss per common
  share(basic and
  diluted)               $   (0.004)    $  (0.000)  $    (0.011)  $     (0.003)
                          ==========     ==========   ==========   ============
Weighted average number
  of common shares
  outstanding (basic
  and diluted)            62,345,500     60,595,500   62,345,500    60,595,500
                          ===========    ===========  ==========   ============


See accompanying notes to financial statements









                         PARADISE MUSIC & ENTERTAINMENT, INC.
                                 AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                    For the nine months ended
                                                             September 30,
                                                        2008          2007
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $   (706,857)  $(177,217)
Adjustments to reconcile neet loss to net
  cash used by operating activities:
    Depreciation and amortization                       159,070     145,775
 (Increase) decrease in assets:
    Accounts receivable                                 181,343    (378,468)
    Prepaid expenses                                      2,375       5,336
 Increase (decrease) in liabilities:
    Accounts payable                                     128,131     11,333
    Accrued and other current liabilities               (6,648)     (36,136)
                                                      -----------  ----------
  Net cash used by operating activities               (242,586)     429,377)
                                                      -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of property and equipment                  --	   31,737)
                                                      -----------  ----------
  Net cash provided (used) by investing
      activities                                           --       (31,737)
                                                      -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital stock			                           17,500         --
Proceeds from debentures					  319,300	      --
Proceeds from officer loans                              58,336       32,456
Repayment of notes payable					   (4,275)      87,074
Repayment of bank borrowing                            (127,825)     169,062
                                                       ----------  ----------
Net cash provided by financing activities               263,036      291,009
                                                       ----------  ----------

Net decrease in cash and equivalents                    20,450      (170,105)
Cash and equivalents-beginning                           8,657       192,578
                                                       ----------  ----------
Cash and equivalents-ending                          $  29,108     $  22,474
                                                       ==========  ==========



See accompanying notes to financial statements.






                       PARADISE MUSIC & ENTERTAINMENT, INC.
                                 AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2008 and 2007
                                    (Unaudited)

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

The consolidated results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

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





                         PARADISE MUSIC & ENTERTAINMENT, INC.
                                  AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 2008 and 2007
                                       (Unaudited)

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

Financial Instruments

Fair value estimates discussed herein are based on certain market assumptions and pertinent information available to management as of September 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measure the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. At September 30, 2008, no impairment of long-lived assets was deemed appropriate.

Use of Estimates?

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


                          PARADISE MUSIC & ENTERTAINMENT, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 2008 and 2007
                                     (Unaudited)

NOTE 3 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Related parties

Parties, which can be a corporation or individual, are considered to be if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. There are no related parties to the Company.

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


                     PARADISE MUSIC & ENTERTAINMENT, INC.
                             AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2008 and 2007
                              (Unaudited)

NOTE 3 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Warrants

Stock warrants issued for goods and services are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Warrants that are issued to other than Employees for Acquisition, or in Conjunction with Selling Goods and Services. Accordingly warrants subject to vesting based on performance, will be valued each reporting period until vested. The portion of the value related to the completed term of the related agreement is expensed, and the remaining non-cash deferred consulting expense is amortized over the remaining term of the agreement. The value of such related warrants was to adjustment until such time that the warrant was nonforfeitable, fully vested and exercisable. All warrants issued as consideration for goods or services, either were fully vested or cancelled as of September 30, 2008.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123 "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (?APB 25?) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting its stock option incentive plans.

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles.
The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with ..S. generally accepted accounting principles (GAAP) for non-governmental entities. The Statement will be effective 60 days following the SEC?s approval of the Public Company Accounting Oversight Board (?PCAOB?) amendments to AU
Section 411, ?The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.? We are currently evaluating the effects, if any, that SFAS 162 may have on our financial reporting.

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

                  PARADISE MUSIC & ENTERTAINMENT, INC.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2008 and 2007
                              (Unaudited)

NOTE 3 ? SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Early adoption is prohibited. FAS 141(R) requires changes in accounting for acquisitions and FAS 160 will change the accounting for minority interests. The Company is evaluating the impact of these statements on its financial statements.

NOTE 4 - GOING CONCERN STATUS - FUTURE OPERATIONS

Since its inception, the Company has not operated profitably. The Company had a stockholders? deficit of $31,373,782 at September 30, 2008. There can be no assurance that commercial viability can be demonstrated for the Company?s products and services, and there can be no assurance that the Company will ever achieve profitability on a sustained basis, if at all.

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

Forward-Looking Statements

Except for the historical information contained herein, this quarterly report onForm 10-Q may contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events and to our future financial performance. These statements are only predictions and may differ from actual future events or results. We disclaim any intention or obligation to revise any forward-looking statements whether as a result of new information, future developments or otherwise. Please refer to our other filings with the Securities and Exchange Commission, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including but not limited to risks associated with changes in general economic and business conditions, actions of our competitors, the extent to which we are able to develop new services and markets for our services, the time and expense involved in such development activities, the level of demand and market acceptance of our services and changes in business strategies.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.

The net loss was $ 2,904 for the three months ended September 30, 2007 compared to a net loss of $241,674 for the three months ended September 30, 2008.

Paradise's marketing, selling, general and administrative expenses increased to $475,508 for the three months ended September 30, 2008 from $408,258 for the three months ended September 30, 2007, an increase of $67,250.

Net interest expense was $89,671 for the three months ended September 30, 2007, compared to $113,960 for the three months ended September 30, 2008. Revenue was $751,151 for the three months ended September 30, 2007 compared to $606,600 for the three months ended September 30, 2008.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2008 was $242,586.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $263,036, the result of repayment of funds borrowed from financial Institutions, notes payable and officer loans.

The Company is reviewing the profit and/or loss projections and cash needs of its businesses. Discussions are under way with various prospective investors to provide additional capital, but there can be no assurance that such discussions will result in the arrangement of such capital on terms acceptable to the Company if at all. As more fully discussed in Note 4 to the financial statements included in Item 1, continuation of the Company as a going concern is dependent upon its ability to resolve its liquidity problem and attain futureprofitable operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks, including changes in interest rates, equity price risk and some of the loans in our portfolio may have floating rates in the future. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2008 we did not engage in any hedging activities.

Since the Company to date has had no hedging or similar activities, the information and disclosures required by Item 305 of Regulation S-K are omitted as not material.

ITEM 4.	  CONTROLS AND PROCEDURES

Based upon an evaluation, supervised by Richard Rifenburgh, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Rifenburgh has concluded that our disclosure controls and procedures were effective as of September 30, 2008. During the quarter ended September 30, 2008, there were no significant changes in our internal accounting controls or in other factors that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II ? OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

A declaratory judgment action was filed against the company in a state court in New York seeking to recover on a debt originating in 2002, and purporting to be a class action on behalf of all other parties with debts arising in 2002. The Company has not done business, had an office or otherwise had any connection with the State of New York since 2002, and the Company has obtained an opinion of counsel that there is no jurisdiction over the Company in New York. The Complaint in the action also was never served on the Company. There are no other enforceable debts arising in 2002, so there is no basis for a action as well. In 2009, the Company filed a declaratory judgment action in Florida, where it is based and where the plaintiff in the purported class action also resides, to declare that this and other debts arising in 2002 are unenforceable under the applicable statute of limitations.

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

We believe we do not currently have available funds sufficient to sustain our operations through the second quarter of 2009. Our available funds generally consist of cash and the funding derived from our revenue sources: income related to environmental testing. As of September 30, 2008, we had $29,106 in available cash. Reducing operating expenses and capital expenditures alone will not be sufficient to solve our liquidity problems. Unless we are able to obtain sufficient funding through equity or debt offerings we will not be able to expand our business. Even if we are able to obtain additional financing it may not be sufficient to expand our current operations.

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

The Company Directors and officers make all decisions regarding selection of management, budgeting, marketing, salaries and other matters affecting the Company. Shareholders have little, if any, ability to influence the management or the direction of the Company.

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

There were no common shares issued during the quarter ended September 30, 2008

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

On July 23, 2008, the Board of Directors elected three new members to the Board of Directors: Mr. Boris Rubizhevsky, Mr. Barry Saxe and Mr. Michael R. Wiechnik.

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

Mr. Barry Saxe is a businessman with a 40 year career as an owner and operator of several companies in the electrical, environmental and constructions fields. Mr. Saxe attended Brooklyn College of the University of New York City and University of California at Berkeley.

Mr. Michael R. Wiechnik has spent a career with the State of New Jersey?s Department of Corrections including leadership positions from Administrative Analyst to Chief of the Bureau of Correctional Systems.

Mr. Richard P. Rifenburgh maintains his position as Chairman of the Board, which he has held since June 2006.

In consideration for their service on the Board, the Directors and the Secretary of the Corporation each receive 250,000 common shares each year as a grant as well as warrants for 125,000 per year at a strike price of $0.03 per share. In addition, Mr. Rubishevsky has been granted 50,000 shares of the Company?s Preferred C described above and options on 3,000,000 common shares over the next three years; Mr. Saxe has been granted 20,000 shares of the Company?s Series C Preferred Stock; Mr. Wiechnik has been granted 5,000 shares of the Company?s Series C Preferred stock; Mr. Rifenburgh has been granted 15,000 shares of the Company?s Series C Preferred stock; Ms. Belden has been granted 15,000 shares of the Company?s Series C Preferred stock; Mr. Kelly Hickel, Chairman and CEO of the Company?s subsidiary, has been granted 15,000 shares of the Company?s Series C Preferred stock; and CF Consulting, LLC has been granted 15,000 shares of the Company?s Series C Preferred stock. Each share of Series C Preferred stock is convertible into 100 shares of the Company?s Common Stock, subject to adjustment if, as, and when, the Company has authorized a sufficient number of shares of Common Stock for issuance upon such conversion. The Company has agreed to undertake, at its expense, the effort to register under the Securities Act of 1933, as amended, and to register or qualify under the applicable securities laws of other jurisdictions, the shares of Common Stock into which the shares of Series C Preferred stock are convertible. Upon the effectiveness of such registrations and qualifications, the shares of Series C Preferred stock will automatically be converted into shares of Common Stock as described above.


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

       31		Rule 13a-14(a) Certification of Richard P. Rifenburgh

32		Section 1350 Certification of Richard P. Rifenburgh

(b)	Reports on Form 8-K

   A report on Form 8-K was filed on July 30, 2009 reporting the election of new officers and directors.

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

 Date:  March 24, 2009