Form 10-K/A
period 2004-12-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2009-08-31
CIK 1024464

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION l3 OR l5 (d) OF

THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number 1-12635

----------------------

PARADISE MUSIC & ENTERTAINMENT, INC.

(Name of Small Business Issuer in its charter)

Delaware	13-3906452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1365 N. Courtenay Parkway, Suite A Merritt Island, FL	32953
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (321) 452-9091

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	Over-the-counter

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

This amended Form 10 KSB/A is filed to correct an inadvertent and erroneous New York address for the Company include in the Form 10-KSB as filed for the year ended December 31, 2005. The Company maintained a New York office under a six month arrangement with Total Communications, Inc. through April 14, 2003, but did not renew that arrangement and maintained offices only in Colorado from April 14, 2003 through December 31, 2005. The Company’s registration to do business in New York also expired in 2003 and has not been renewed. During 2005, the Company did not maintain any offices, agents, employees, offices or other locations or presence in the State of New York and conducted no business in the State of New York.

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

We were incorporated in the State of Delaware on July 18, 1996. Our principal executive offices were located at 1002 Creek Court, Longmont, Colorado during the year ended December 31, 2004, and our telephone number was 888-565-3259.

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

ITEM 2. DESCRIPTION OF PROPERTY

Until April, 2003, we utilized space occupied by Total Communications Group, Inc. in New York City at 122 E. 42nd Street. In April, 2003, we established our sole offices in Longmont, Colorado in space provided at no charge by our CEO.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2004 regarding the share ownership of the company by (i) each person who is known to us to be the record or beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each named executive officer; and (iii) all directors and executive officers as a group.

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

(1) The address of each beneficial owner identified is c/o Paradise Music & Entertainment, Inc., Longmont, Colorado except for (i) Porter Capital Corporation, which is 2112 First Avenue North, Birmingham, AL 10168 and (ii) Julia M. Belden, which is P.O. Box 13590, Denver, CO 80201.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Longmont, State of Colorado on February 14, 2006.

PARADISE MUSIC & ENTERTAINMENT, INC.

By:	/s/ Kelly Hickel
Kelly Hickel, Chairman

In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates below.

Signature	Title	Date

/s/ KELLY HICKEL	Chairman of the Board	August 27, 2009
Kelly Hickel

/s/ RICHARD P. RIFENBURGH	Vice Chairman	August 27, 2009
Richard P. Rifenburgh

/S/ WINSTON WILLIS	Director	August 27, 2009
Winston Willis

1

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

On February 10, 2001, our Board of Directors approved the execution of a Memorandum of Understanding with iball Media, Inc. ("iball") stipulating the intent of Paradise and iball to combine their respective businesses into a merged entity. That merger was accomplished July 3, 2001. In connection with this transaction, iball shareholders were issued 9,390,000 shares of Paradise common stock. At the time of the acquisition, iball had approximately $335,250 in short term debt and accounts payable incurred in 2000. As of December 31, 2001, the Company closed all of its operating subsidiaries, including iball media, although the consolidated financial statements of the Company continue to include the liabilities of all of the former operating subsidiaries. The total of $662,250 shown as Notes payable-other on the December 31, 2004 balance sheet of the Company includes the $335,250 due to creditors of iball media, although the Company has no actual liability on those loans.

As of December 31, 2004, the Company had Notes payable-other outstanding as follows:

Year issued                               Term                 Principal                           Status                     Current status
                                                                                                              at 12/31/2004
    2002

                                               11 months           $  12,500               Repaid by new note          Due 1/31/2010
                                               24 months               61,000               Repaid by new note          Due 1/31/2010

                                       6 months              55,000                Default                                Expired
                                               11 months              12,500                Default                                Settled and paid in 2005
                                               11 months              12,500                Default                                Disputed

                                                 7 months              43,000                Default                                Expired
                                                                            $196,500

   2004                                    12 months           $  25,500               Current                                Due 1/31/2010
                                                 3 years                   80,000               Current                                Paid
                                                 6 months               25,000               Current                                Paid
                                                                            $130,500

2002 notes                  $  196,500
2004 loans                      130,500
Iball media loans           335,250

Total                           $  662,250

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

At December 31, 2004, accounts payable and accrued expenses include an aggregate of $4,595,115 of past due liabilities of certain of the Company’s inactive subsidiaries on a consolidated basis.

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

35