Form 10-K/A
period 2005-12-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2009-08-31
CIK 1024464

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-K/A

[x]   ANNUAL REPORT PURSUANT TO SECTION l3 OR l5 (d) OF

THE SECURITIES EXCHANGE ACT OF l934

For the fiscal year ended December 31, 2005

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12635

----------------------

PARADISE MUSIC & ENTERTAINMENT, INC.

(Name of Small Business Issuer in its charter)

Delaware	13-3906452
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1365 N. Courtenay Parkway, Suite A Merritt Island, FL 32953	32953
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (321) 452-9091

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of Each Exchange on Which Registered
----------------------	-------------------------------------------------------
Common Stock, par value $0.01 per share	Over-the-counter

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                   Yes |__| No |X_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     |  |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes |__| No _|

The issuer had $2,916,000 in revenues for the year ended December 31, 2005.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the issuer on March 1, 2007 was approximately $328,000. On such date, the last sale price of issuer’s common stock was $0.011. Solely for the purposes of this calculation, shares beneficially owned by directors, officers and beneficial owners of in excess of 10% of the registrant’s common stock have been excluded, except shares with respect to which such persons disclaim beneficial ownership. Such exclusion should not be deemed a determination or admission by registrant that such persons are, in fact, affiliates of registrant. As of January 31, 2007 there were 58,496,358 shares of common stock outstanding.

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

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Paradise Music & Entertainment, Inc. (“Paradise” or the “Company”), a diversified holding company, is focused on adding to its 2005 acquisition, Environmental Testing Laboratories, Inc. (“ETL”). Now a wholly owned subsidiary, ETL operates profitably in the nationwide $1.8 billion a year environmental testing industry. Expanding ETL is a focal point for Paradise, and it is pursuing additional businesses. The Company, through its new expansion plans, along with its recently expanded management team, is working to attract and subsequently acquire companies operating successfully in other high growth industries. The goals of the expansion strategy include utilizing the Company’s existing Net Operating Loss (NOL) as well as aggregating these companies into successful subsidiaries. As of the date of this report, we are not in the process of negotiating any additional mergers or acquisitions. Paradise operated offices only in Colorado during the year ended December 31, 2005.

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

2005 ACQUISITION OF ENVIRONMENTAL TESTING LABORATORIES, INC.

On February 14, 2005, ETL Acquisition Corp. (“ETL”), a Delaware corporation and a wholly owned subsidiary of Paradise, completed the acquisition of all or substantially all of the assets and business of Environmental Testing Laboratories, Inc. Environmental Testing Laboratories, Inc. is a privately held company based in Farmingdale, New York, and engaged in the business of environmental testing (as further described in the Current Report on form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 18, 2005 and the Asset Purchase Agreement filed as Exhibit 2.1 to that Current Report and incorporated herein by this reference). ETL acquired assets consisting primarily of accounts receivable, machinery and laboratory equipment of Environmental Testing Laboratories, Inc. valued at $1,915,463 at the time of the closing. At closing ETL paid for these assets by assuming liabilities of $761,820 from Environmental Testing Laboratories, Inc. and agreeing to assume additional liabilities of $1,153,643 from affiliated companies of Environmental Testing Laboratories, Inc. The $761,820 assumed directly from Environmental Testing Laboratories, Inc. consisted of approximately $530,000 of accounts payable, approximately $170,000 of tax obligations due to various taxing authorities, and approximately $63,000 in judgments entered against Environmental Testing Laboratories, Inc. The additional liabilities of $1,153,643 from affiliated companies of Environmental Testing Laboratories, Inc. which ETL agreed to assume would be determined by ETL in the future at its sole discretion; however, ETL agreed to pay a minimum of $250,000 of this $1,153,643 within thirty days of the closing. On February 24, 2005 ETL made a payment of $250,000 in cash against the additional liabilities.

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

As part of the consideration for the acquisition, Paradise agreed to issue 280,000 shares of its Series B Preferred Stock to Environmental Testing Laboratories, Inc. The parties agreed to amend the terms of the purchase, with effect from the date of the original agreement, to provide for the issuance by Paradise of 280,000 shares of its Series A Preferred Stock, rather than its Series B Preferred Stock. Each share of Series A Preferred Stock is convertible, at the option of the holder or of the Company, into ten (10) shares of Paradise common stock. The holders of shares of Series A Preferred Stock are entitled to receive an annual dividend of five cents per share, but do not receive a liquidation preference with respect to the Series A Preferred shares. The Series A Preferred Shares issued to Environmental Testing Laboratories, Inc. were valued at $56,000, based on the value of the Company’s underlying common stock on the purchase date.

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

We were incorporated in the State of Delaware on July 18, 1996. Our principal executive offices were located in Denver, Colorado, and our telephone number is 888-565-3259, during the year ended December 31, 2005.

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

EMPLOYEES/INDEPENDENT CONTRACTORS

During 2005, we had two executive officer and no other employees. Mr. Hickel continued as Chairman of the Board and filled several executive positions until his resignation on June 15, 2006, as reported in the Company’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by this reference. Mr. Richard Rifenburgh is the non-executive Vice Chairman, a member of the Board of Directors and the Chairman of the audit committee. Mr. Winston Willis serves as a member of the Board of Directors, Vice President of Paradise and President of All Access Entertainment Group, Inc., a subsidiary of the Company. These individuals serve under informal consulting agreements; however none of them are employed full time by the Company. Other services are provided on a consulting basis as needed. ETL, the Company’s operating subsidiary, is headed by Patty Werner-Els, president, who has been an employee of the laboratory for almost 18 years. The chief technical officer is Juan Cuba. All of the approximately 35 employees of ETL are engaged as at-will employees and are in the state of New York.

ITEM 2. DESCRIPTION OF PROPERTY

We utilize office space in Colorado provided to us at no charge by our CEO.

Environmental Testing Laboratories, Inc., our recent acquisition, utilizes 11,750 square feet of rented facilities at 208 Route 109 in Farmingdale, New York. The landlord is Tyree Realty, Inc. and is not an affiliate of the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information:

Our common stock traded on the Nasdaq Small Cap Market from January 22, 1997 through March 29, 2002 under the symbol “PDSE”. Beginning May 2002, the only bid and ask quotations for our common stock were those provided by market makers and other dealers who listed such quotations with the National Daily Quotation Service, commonly referred to as the interdealer “Pink Sheets.” The high and low bid prices of our common stock (as reported by Nasdaq (and, after May 2002, the pink sheets, as reported by the National Quotation Bureau)) were as follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Paradise Music & Entertainment, Inc. (“Paradise” or the “Company”) is a diversified company which currently operates in the environmental testing and music and entertainment industries. The Company has established a PLAN OF OPERATION for 2006 and 2007 based on the continued effort in the entertainment sector and the successful acquisition of Environmental Testing Laboratories, Inc.

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

Paradise’s marketing, selling, general and administrative expenses increased to $1.2 million for the year ended December 31, 2005, from $48,000 for the year ended December 31, 2004, an increase of over $1.2 million. The increase was due to the acquisition of Environmental Testing Labs, Inc. as described above.

Net interest expense was $391,000 for the year ended December 31, 2005, compared to $134,000 for the year ended December 31, 2004. The increase of $257,000 was due to the expense incurred from financing obligations taken on by the company at the time of the acquisition.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 2005, was $647,000.

Net cash provided by financing activities for the year ended December 31, 2005, was $866,000, which is substantially represented by proceeds from financing arrangements related to the acquisition of Environmental Testing Laboratories, Inc. We had working capital of $137,000 and a stockholders’ deficit of $7,570,805 at December 31, 2005.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of October 3, 2003, the Board of Directors approved the engagement of James E. Scheifley & Associates, P.C. of Denver, Colorado to act as its certifying accountant. In April 2005, Mr. Scheifley formed a new company known as Tinter Scheifley Tang, LLC. On May 24, 2005 the Company signed an engagement letter with Tinter Scheifley Tang, LLP to act as its certifying accountants. Tinter Scheifley Tang, LLC’s report on the financial statements for December 31, 2005, contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles, other than its “going concern” paragraph.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Kelly Hickel, our then Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of December 31, 2005.

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

*Subsequent Events

As reported in the Company’s Current Report on Form 8-K filed June 21, 2006, Kelly Hickel resigned his positions as a director and as chairman, president, chief executive officer, treasurer, and secretary of the Company, effective at the close of business on June 15, and Mr. Winston “Buzz” Willis resigned his positions as a director and as a vice president of the Company, effective at the close of business on June 15, 2006. Mr. Willis also resigned his positions as chief executive officer and president of All Access Entertainment Management Group, Inc., a subsidiary of the Company.

As reported in the Company’s Current Report on form 8-K filed February 2, 2007 (and amended in a Current Report filed on February 14, 2007), the Company elected Mr. Paul Lisak, M.S., R.E.H.S to fill the vacant Board seat previously held by Kelly T. Hickel. Mr. Lisak, age 62, retired in 2002 as Los Angeles (“LA”) County’s Hazardous Materials Control Manager, and from over 30 years service devoted to the administration and management of public health. Mr. Willis was also elected to fill the vacant Board seat that he previously held prior to his resignation in June 2006. In addition, Ms. Julia Belden was elected as Treasurer of the Company, a position she holds in addition to the position of Secretary, which she has held since June 2006. Ms. Patty Werner-Els was elected to the position of President of Environmental Testing Laboratories, Inc (ETL), the Company’s operating subsidiary. Ms. Werner-Els has been employed at ETL for 18 years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our officers and directors and holders of more than 10% of our common stock (collectively “Reporting Person”) to file reports of initial ownership, ownership and changes in ownership of the common stock with the SEC within certain time periods and to furnish us with copies of all such reports. These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership. Our Reporting Persons include Mr. Kelly T. Hickel, Mr. Richard P. Rifenburgh, and Mr. Winston “Buzz” Willis, all of whom are directors and/or executive officers of the Company, and the Hickel Living Trust, which holds more than 10% of our common stock, and its trustees. Based on our review of our files and of filings made with the SEC, we believe that none of the Reporting Persons has filed any of the reports required under Section 16(a). Mr. Hickel became a director and executive officer of the Company in February 2001; Mr. Rifenburgh became a director in July 2001; and Mr. Willis became a director in November 2002. Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Mr. Hickel did not file upon becoming a director, he did not file Statements of Changes in Beneficial Ownership (Forms 4) to report his acquisition of an aggregate of 1,170,299 shares in connection with our acquisition of iBall Media, Inc. in July 2001; his acquisition of 500,000 shares of common stock in March 2002 in lieu of consulting compensation; his acquisition of 850,000 shares of common stock in January 2003 in lieu of consulting compensation; and 9,150,000 shares of common stock in 2004 in lieu of consulting compensation. Of these shares, 7,700,000 were issued to the Hickel Living Trust. Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Mr. Rifenburgh did not file upon becoming a director, he did not file Statements of Changes in Beneficial Ownership (Forms 4) to report his acquisition of 128,718 shares of common stock in September 2001 and 310,451 shares of common stock in October 2001 in connection with our acquisition of iBall Media, Inc. in July 2001; and the acquisition of 1,000,000 shares of common stock in April 2004 for outside director fees. Based on our review of our files, in addition to the Initial Statement of Beneficial Ownership (Form 3) that Mr. Willis did not file upon becoming a director who owned 250,000 shares of common stock received in March 2002 in lieu of compensation; and he did not file Statements of Changes in Beneficial Ownership (Forms 4) upon his acquisition of 3,000,000 shares of common stock in January 2003 in lieu of compensation. The Hickel Living Trust failed to file a Statement of Beneficial Ownership (Form 3) upon becoming the beneficial owner of more than 10% of the shares of our common stock in April 2004. The Reporting Persons have indicated to the Company that they are in the process of filing forms 3, 4 and 5.

Audit Committee Financial Expert

The Securities Exchange Commission has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. As of July, 2005, our board of directors has established an audit committee consisting of Richard P. Rifenburgh. We have determined that Mr. Rifenburgh is an “audit committee financial expert,” based on his experience described above in this Item 9. SEC rules also require us to determine whether Mr. Rifenburgh, as the sole member of our Audit Committee, is “independent,” as defined by SEC rules adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002. Although our stock is not listed for trading on the Nasdaq Stock Market at this time, we are required to determine the independence of Mr. Rifenburgh by reference to the rules of a national securities exchange or of a national securities association (such as the Nasdaq Stock Market). In accordance with these requirements, we have determined that Mr. Rifenburgh is an “independent director,” as determined in accordance with Rule 4200(a) (15) of the Marketplace Rules of the Nasdaq Stock Market, Inc.

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

SUMMARY COMPENSATION TABLE

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kelly T. Hickel, Chairman (Principal Executive Officer)	2005	123,646	20,000						143,646
	2004	123,140							123,140

Mr. Hickel’s compensation for 2004 and 2005 was payment for consulting services accrued by the Company in prior years, with the exception of a $20,000 bonus paid upon the closing of the acquisition of Environmental Testing Laboratories, Inc. in early 2005.

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

(1) The address of each beneficial owner identified is c/o Paradise Music & Entertainment, Inc., 1365 N. Courtenay Parkway, Merritt Island, Florida 32953, except for (i) Porter Capital Corporation, which is 2112 First Avenue North, Birmingham, AL 10168 and (ii) Julia M. Belden, which is P.O. Box 59, Denver, CO 80201.

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

ITEM 13. EXHIBITS

(a) Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Registrant (1)
3.2	Amended and Restated By-Laws of the Registrant (1)
4.1	Specimen of Registrant’s Common Stock Certificate (1)
4.2	Specimen of Registrant’s Warrant Certificate (1)
4.3	Form of Representative’s Warrant Agreement including form of Warrant (1)
4.4	Form of Warrant Agreement between Registrant and Continental Stock Transfer and Trust Company (1)
10.7	Form of The Registrant’s 1996 Stock Option Plan (corrected version) (1)
14	Code of Ethics
21.1	Subsidiaries of Registrant (2)
31	Certification of Richard P. Rifenburgh under Rule 13a-14(a)
32	Certification of Richard P. Rifenburgh

(1) Incorporated by reference to the Company’s Registration Statement on Form SB-2 (Reg. No. 333-13941) which was declared effective by the Securities and Exchange Commission on January 22, 1997.

(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 15, 2001.

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

(d)    All Other Fees

Tinter Scheifley Tang, LLC did not bill us for any services other than those disclosed above under the caption “Audit Services” for the fiscal year ended December 31, 2005 or the fiscal year ended December 31, 2004.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Pompano Beach, State of Florida on August 27, 2009.

PARADISE MUSIC & ENTERTAINMENT, INC.

By:	/s/ Richard P. Rifenburgh
Richard P. Rifenburgh, Chairman

In accordance with the Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates below.

Signature	Title	Date

/s/ RICHARD P. RIFENBURGH	Chairman of the Board	August 27, 2009
Richard P. Rifenburgh

/s/ PAUL LISAK	Director	August 27, 2009
Richard P. Rifenburgh

/S/ WINSTON WILLIS	Director	August 27, 2009
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

Liabilities and stockholders’ (deficit)

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

Loss Per Common Share - Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for all periods presented. Unexercised stock options and warrants to purchase 4,439,465 shares at December 31, 2005 and 6,598,879 shares at December 31, 2004 of the Company’s common stock were not included in the computations of diluted earnings per common share because their effect would have been anti-dilutive as a result of the Company’s losses. In February, 2005, as part of the Asset Purchase of Environmental Testing Laboratories, Inc., the Company agreed to issue 280,000 shares of Series A Preferred Stock to the sellers. This transaction will significantly affect earnings per share in future periods.

Fair Value of Financial Instruments - The fair value of the Company’s assets and liabilities which qualify as financial instruments under SFAS No. 107 “Disclosures about fair value of financial instruments,” approximate the carrying amounts presented in the consolidated balance sheet due to the short term nature of the instruments...

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

The Company accounts for stock based compensation in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

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

On February 10, 2001, our Board of Directors approved the execution of a Memorandum of Understanding with iball Media, Inc. ("iball") stipulating the intent of Paradise and iball to combine their respective businesses into a merged entity. That merger was accomplished July 3, 2001. In connection with this transaction, iball shareholders were issued 9,390,000 shares of Paradise common stock. At the time of the acquisition, iball had approximately $335,250 in short term debt and accounts payable incurred in 2000. As of December 31, 2001, the Company closed all of its operating subsidiaries, including iball media, although the consolidated financial statements of the Company continue to include the liabilities of all of the former operating subsidiaries. The total of $649,750 shown as Notes payable-other on the December 31, 2005 balance sheet of the Company includes the $335,250 due to creditors of iball media, although the Company has no actual liability on those loans.

As of December 31, 2005, the Company had Notes payable-other outstanding as follows:

Year issued                        Term                              Principal                        Status                                 Current status
                                                                                                              at 12/31/2005
2002
                                 6 months                      $    55,000                      Default                              Expired
                                       11 months                            12,500                     Default                                    Disputed
                                         7 months                            43,000                     Default                                Expired
                                                                              $ 110,500

2004                               11 months                      $    73,500                  Current                                    Due 1/31/2010
                                       12 months                            25,500                 Current                               Due 1/31/2010
                                         3 years                               80,000                      Current                               Paid
                                         6 months                      25,000                 Current                               Paid

                                                                              $ 204,000

2002 notes                     $  110,500
2004 loans                         204,000
iball media loans                 335,250

Total                              $ 649,750

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

8. STOCKHOLDERS’ EQUITY:

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

On June 15, 2006, Mr. Kelly Hickel resigned his positions as a director and as chairman, president, chief executive officer, treasurer, and secretary of Paradise Music & Entertainment, Inc. (the “Company”), effective at the close of business on June 15, and Mr. Winston “Buzz” Willis resigned his positions as a director and as a vice president of the Company, effective at the close of business on June 15, 2006. Mr. Willis also resigned his positions as chief executive officer and president of All Access Entertainment Management Group, Inc., a subsidiary of the Company. Mr. Hickel and Mr. Willis each plan to devote his attention to other business interests. The Company’s sole remaining director, Mr. Richard Rifenburgh, has taken over all responsibilities of Mr. Hickel.

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

In consideration for his service on the Board, Mr. Lisak has been granted stock options to purchase 10,000 shares of the Company’s newly-authorized Series C Preferred stock. In consideration for his service on the Board, Mr. Willis was also granted stock options to purchase 10,000 shares of the Company’s Series C Preferred stock. Mr. Rifenburgh, in consideration of his long service and additional responsibilities was granted stock options to purchase 50,000 shares of the Company’s Series C Preferred stock. In consideration for her service as an Officer was granted options to purchase 7,500 shares of the Company’s Series C Preferred stock. Ms. Werner-Els, in consideration for her service as the President of the Company’s operating subsidiary was granted options to purchase 7,500 shares of the Company’s Series C Preferred stock. All options granted to Mr. Lisak, Mr. Rifenburgh, Mr. Willis, Ms. Belden, and Ms. Werner-Els are exercisable for a period of five years from the date of grant at an exercise price of $1.10 per share of Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into 100 shares of the Company’s Common Stock, subject to adjustment, if, as, and when the Company has authorized a sufficient number of shares of Common Stock for issuance upon such conversion. The Company has agreed to register under the Securities Act of 1933, as amended, and to register or qualify under the applicable securities laws of other jurisdictions, at its expense, the shares of Common Stock into which the shares of Series C Preferred stock are convertible. Upon the effectiveness of such registrations and qualifications, the shares of Series C Preferred Stock will automatically be converted into shares of Common Stock as described above.