Form 10-K
period 2008-12-31
PARADISE MUSIC & ENTERTAINMENT INC
filed 2010-01-28
CIK 1024464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION l3 OR l5 (d) OF THE SECURITIESEXCHANGE ACT OF l934

             For the fiscal year ended December 31, 2008
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12635
________________________

PARADISE MUSIC & ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3906452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1365 N. Courtenay Parkway, Suite A, Merritt Island, FL	32953
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:  (888) 565-3259

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of Each Exchange on Which Registered

Common Stock par value $0.01 per share	Over-the-counter

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2008 was $462,045.

The outstanding number of shares of common stock as of December 31, 2008 was 69,029,679

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I
ITEM 1.  BUSINESS

Forward-looking Statements

The statements contained in this Annual Report that are not historical facts are forward-looking statements. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect our future operating results include, but are not limited to, our need to raise additional capital, our history of losses, our change in focus with our business strategy, our ability to find, acquire, and integrate other businesses, and the high-risk nature of our business.

GENERAL

Paradise Music & Entertainment, Inc. was incorporated in the State of Delaware on July 18, 1996.  Our principal executive offices are located at 1365 N. Courtenay Parkway, Suite A, Merritt Island, FL 32953, and our telephone number is 888-565-3259.

Paradise’s principal operations are conducted through its wholly-owned subsidiary  Environmental Testing Laboratories, Inc., which provides environmental testing services in the northeast United States.  The environmental testing industry is an approximately $1.8 billion business annually in the United States.

ETL is committed to providing high quality data to its clients by adhering to approved methodologies and all mandated QA/QC protocols.  ETL analysts are seasoned professionals with years of environmental experience.  Using state-of-the-art instrumentation with powerful computer hardware and software, ETL seeks to provide the most current and competitive pricing and services to match the customers’ data quality objectives.

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

*           Underground Storage Tank Analytical Assessment

*           Landfill/Ground Water Monitoring

*           Pesticide and Herbicide Testing in Soil and Groundwater

*           NPDES (National Pollution Discharge Elimination System) Effluent Characteristics Analysis

*           PCB (Polychlorinated biphenyls) and PCB Congener Analysis

*           HUD Lead Abatement Testing

*           Fingerprint Categorization

*           Petroleum Analyses

*           Client Specific Deliverables

*           Electronic Data Deliverables

Starting with our acquisition of ETL in 2005, the Company focus has been to acquire additional businesses in the environmental services industry.  The Company would endeavor to improve the operational performance and the asset utilization of the acquired entities, if any are acquired, via both horizontal and vertical expansion.  The Company would attempt to increase its revenues while holding overhead and capitalization costs to a minimum by integrating back office, front office and field systems, routes and personnel.   We cannot guarantee, however, that we will be able to find entities or businesses in this field that fit within our strategy, or that, if we do find such businesses, we will be able to acquire them or, if they are acquired, to operate them successfully.

In October 2009 our Board of Directors approved a plan to re-establish our former business of providing entertainment services, principally booking, sponsoring and managing entertainers and venues.

As part of the renewed focus of the Company on the entertainment industry, the Company’s Board of Directors approved the distribution of the shares of ETL to our shareholders on a pro-rata basis.  ETL then will operate as a stand-along company in the environmental testing market and will have no further affiliation with the Company.  We expect to complete this distribution in the first quarter of 2010.

COMPETITION

We face intense competition both for business and for executives and operating personnel.  ETL operates one of approximately 7,639 testing laboratories in the United States, according to the listings from the Environmental Yellow Pages.  These laboratories range from small dedicated local laboratories to large national labs that receive and deliver testing for materials on a national basis.  The services provided include those that ETL provides as well as others such as mold detection and testing and a variety of water testing and other analytical services.  ETL competes primarily in the regional northeastern US market sector.  There are many labs in this regional marketplace.  ETL succeeds because of its long relationships with customers.  ETL was founded in 1988 and has been servicing many of its customers since that time. ETL’s customers include petroleum companies, contractors, environmental consulting firms and a variety of utilities and municipalities.

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

EMPLOYEES

During 2008, Paradise had two executive officers and no other employees.  The Board members and the two executives serve under informal agreements for the Company. One officer is employed by ETL, which has approximately 35 at-will employees.

SUBSEQUENT EVENT

In October 2009 our Board of Directors approved a plan to re-establish our former business of providing entertainment services principally booking, sponsoring and managing entertainers and venues.

As part of the renewed focus of the Company on the entertainment industry, the Company’s Board of Directors approved the distribution of the shares of ETL to our shareholders on a pro-rata basis.  ETL then will operate as a stand-along company in the environmental testing market and will have no further affiliation with the Company.  We expect to complete this distribution in the first quarter of 2010.

ITEM 1A.  RISK FACTORS.

Risks Relating to Our Business

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available.

We have very limited funds and we may not be able to execute our current business plan and fund business operations long enough to increase profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Additional financings through equity investments are likely to continue to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may likewise be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the environmental industry, and the fact that we are not profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We may be negatively affected by the changing economic conditions including the current economic downturn.

A general downturn in economic, business and financial conditions, including recession, inflation and higher interest rates, could have an adverse effect on our business.

To the extent our financing involves high degrees of leverage; recessions, operating problems and other general business and economic risks may have a more pronounced effect on our profitability or survival. Also, increased interest rates increase our interest expenses. In the event we cannot generate adequate cash flow to meet debt service, we may suffer a partial or total loss of capital invested in the Company.

We are dependent upon key personnel whose loss may adversely impact our business.

We rely heavily on the expertise, experience and continued services of our senior management and sales personnel. The loss, or any inability to attract or retain key individuals, could materially adversely affect us. We seek to compensate and motivate our executives, as well as other employees and independent contractors, through competitive salaries, commissions and bonus plans, but there can be no assurance that these programs will allow us to retain key employees and contractors or hire or attract new key employees and contractors. As a result, if key personnel were to leave or cease to be available or our ability to utilize their skills, contacts and other resources impeded, we could face substantial difficulty in finding qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience.

 The environmental testing industry is extremely competitive.

We will compete with a number of companies that are engaged in business similar to ours.  Our competitors have been in business far longer than we have and they may have significantly greater financial stability, access to capital markets and name recognition. Unanticipated shortfalls in expected revenues due to price competition or inadequate supply of raw materials would negatively impact our financial results and harm our business. There is no assurance that we will be able to successfully compete in this industry.

Risks Relating to Our Organization

We are subject to the reporting requirements of the federal securities laws, which can be expensive.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act and other federal and state securities laws, including compliance with the Sarbanes-Oxley Act of 2002. We incur significant costs for preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders.

It is time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by that Act, if applicable.

 Failure to achieve and maintain effective disclosure controls or internal controls could have a material adverse effect on our ability to report our financial results timely and accurately.

We have identified material weaknesses in our disclosure controls and internal controls. As a result of these deficiencies, we must perform additional analysis and other post-closing procedures to insure that our financial statements are prepared in accordance with US generally accepted accounting principles. As a result, we will incur expenses and devote significant management resources to this review process. Furthermore, effective internal controls and procedures are necessary for us to continue to provide reliable financial reports. If we continue to have material weaknesses in our internal controls and procedures, we may not be able to provide reliable financial reports and our business and operating results could be harmed.

 Public company compliance requirements may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. Compliance with the new rules and regulations increases our operating costs and makes certain activities more time consuming and costly than if we were not a public company. As a public company, these new rules and regulations make it more difficult and expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Our largest stockholders can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our largest stockholders, some of whom are key employees or consultants to us, own a substantial number of shares of our common stock. Additionally, their holdings may be supplemented in the event that they exercise any of the warrants they may hold or in the future be granted, or exercise any conversion privilege under any convertible debt securities held or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of other stockholders. As a result, in addition to their positions with us, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	elect or defeat the election of our directors;
•	amend or prevent amendment of our Certificate of Incorporation or By-laws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	control the outcome of any other matter submitted to the shareholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Risks Relating to our Common Stock

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float”, in the hands of a small number of persons whose sales or lack of sales, could result in positive or negative pricing pressure on the market price for our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

 We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

 There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been no liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Although we are not presently eligible, we intend to apply for listing of our common stock on either The Nasdaq Capital Market or other national securities exchanges if and when we meet the requirements for listing. We cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any of these exchanges. Should our company fail to satisfy the initial listing standards of the exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

 Our common stock is deemed a “penny stock”, which may make it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Insofar as many of our shares are subject to the penny stock rules, investors will find it more difficult to dispose of those shares.

 Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any holding period under Rule 144, or expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants or conversion of our convertible securities, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Recent revisions to Rule 144 shortened the holding period under Rule 144, as a result of which the overhang period arises earlier than would previously have been the case.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES

ETL utilizes 11,750 square feet of rented office and laboratory facilities in Farmingdale, New York at an annual rate of $186,000 plus utilities.  The lease expired on December 31, 2008 and was renewed for one year at base annual rate of $164,000 with options for two additional years with 3 % increases in the base rent each year.

ITEM 3.  LEGAL PROCEEDINGS.

In 2008, one of the Company’s lenders filed suit to recover debt of $12,500 in a state court in New York. While the unpaid amount is included in notes payable as of December 31, 2008, in the opinion of management, upon the advice of counsel, since this debt was past due since 2002 the applicable statute of limitations to collect on the debt has expired.

One of the law firms representing the company from which we acquired the assets of ETL has threatened to sue us for an amount of approximately $94,000 for legal fees incurred by the selling company. The Company believes that this claim has no standing and the outcome of such matter will not have a material impact on the Company’s consolidated results of operations or its consolidated financial condition.

A counsel to the Company in prior years has asserted a claim against the Company in an amount of approximately $62,500 for allegedly unpaid fees and expenses incurred. The amount claimed is included in accounts payable in the financial statements. The full amount of the claimed fees and other merger related costs were provided for in connection with the merger with ETL and are included in the accompanying balance sheet as an accrued liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock traded on the Nasdaq OTC Bulletin Board from January 22, 1997 through March 15, 2008 under the symbol "PDSE" and thereafter quotations for our common stock have been provided by market makers and other dealers who listed such quotations with the National Daily Quotation Service, commonly referred to as the interdealer "Pink Sheets."  The high and low bid prices of our common stock were as follows.  (The Pink Sheet quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.)

	Period	High	Low

2008	01/01/08 - 03/31/08	$0.030	$0.004
	04/01/08 - 06/30/08	0.030	0.007
	07/01/08 - 09/30/08	0.009	0.006
	10/01/08 - 12/31/08	0.015	0.002

2007	01/01/07 - 03/31/07	$0.050	$0.007
	04/01/07 - 06/30/07	0.100	0.008
	07/01/07 - 09/30/07	0.035	0.008
	10/01/07 - 12/31/07	0.024	0.008

The number of holders of record of our common stock was 103 as of December 31, 2008.

We have never paid a dividend on our common stock. We anticipate that, except for those dividends required to be paid on our Series A Preferred Stock, future earnings, if any, will be retained for use in our business or for other corporate purposes and we do not anticipate paying cash dividends on our common stock.  The Series A Preferred Stock have a five cent per share per year cumulative dividend rate. As of December 31, 2008, the Company has accrued dividends in the amount of $44,249 on the shares of Series A Preferred Stock.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2008, we issued 135,000 shares of Series C Preferred Stock to officers, directors and consultants and as compensation for services rendered.

ITEM 6.  SELECTED FINANCIAL DATA.

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our audited consolidated financial statements and the notes thereto and with management’s discussion and analysis of financial condition and results of operations included elsewhere in this report.

Consolidated Statement of Operations Data:
	Year Ended December 31,
	2008	2007
Sales	$2,208,801	$2,721,032
Cost of sales	996,085	1,061,189
Gross Margin	1,212,716	1,659,843
Selling, general and administrative	2,260,373	2,103,647
Income from operations	(1,047,657)	(443,804)
Other (income) and expense
Interest expense	562,540	393,733
Other income	(1,774,388)	(5,318,445)
	(1,211,848)	(4,924,712)
Net income	164,191	4,480,909
Preferred stock dividend	(14,000)	(14,000)
Net income attributable to common shares	$150,191	$4,466,909
Earnings per share
Basic	$0.00	$0.07
Diluted	$0.00	$0.06
Weighted average shares outstanding
Basic	63,475,129	60,549,434
Diluted	164,158,792	78,015,383

Consolidated Balance Sheet Data:
	December 31,

Cash	$66,670	$8,657
Working capital deficiency	(2,181,357)	(2,982,415)
Total assets	847,221	1,025,495
Non-current liabilites	395,822	347,691
Stockholders' deficiency	(2,249,517)	(2,789,740)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

You should read the following discussion and analysis of our financial condition and results of operations together with ‘‘Selected Consolidated Financial Data’’ and our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘Risk Factors’ and elsewhere in this annual report on Form 10-K.

Critical Accounting Policies

Our discussion and analysis of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

Business Plan

Paradise currently operates in the environmental testing industry through its ETL subsidiary.  The Company’s plans for 2009 include continued effort in the environmental testing sector and the expansion of that business in the environmental services industry. The specific objectives include:

a) manage the cash flow;
b) increase the marketing activities of ETL;
c) identify additional acquisition targets; and
e) prepare to replace the high cost bridge financing used to make the acquisition of ETL in 2005.

We have very limited funds and we may not be able to execute our current business plan and fund business operations long enough to increase profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Additional financings through equity investments are likely to continue to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may likewise be more favorable for our new investors. Newly issued securities may again include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in our industry, and the fact that we are not operationally profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

SUBSEQUENT EVENT

In October 2009 our Board of Directors approved a plan to re-establish our former business of providing entertainment services principally booking, sponsoring and managing entertainers and venues.

As part of the renewed focus of the Company on the entertainment industry, the Company’s Board of Directors approved the distribution of the shares of ETL to our shareholders on a pro-rata basis.  ETL then will operate as a stand-along company in the environmental testing market and will have no further affiliation with the Company.  We expect to complete this distribution in the first quarter of 2010.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

There were $2.2 million in revenues from continuing operations for the year ended December 31, 2008, compared to $2.7 million in revenues for the year ended December 31, 2007.  There was a loss from operations in the amount of $(1.0 million) for the year ended December 31, 2008 compared to an operating loss of $(444,000) for the year ended December 31, 2007. The increase in the operating loss is principally attributable to the decline in revenues associated with the general decline in the economy and increased marketing costs over the prior period.  Selling general and administrative expenses for 2008 and 2007 includes noncash compensation to officers and directors of approximately $350,000 in each period.  There was an overall net profit for the year ended December 31, 2008 in the amount of $164,000 compared to a net profit of $4.5 million in 2007.  The gains in each year were attributable to the income from the write off of various obligations which originated in prior years which offset the operating losses in each year.

Net interest expense was $563,000 for the year ended December 31, 2008, compared to $394,000 for the year ended December 31, 2007.  The increase of $169,000 was due to the increase in the Company’s indebtedness and amortization of the premium related to the convertible debentures issued in 2008 amounting to $76,000.

Liquidity and Capital Resources

We generated net income of $164,000 and $4,481,000 in 2008 and 2007, respectively.  However we incurred losses from operations of $1.1 million and $444,000 in 2008 and 2007, respectively.  Historically, we have funded our operating losses principally through financing through a factor; bank loans; equity sales; and loans from officers, directors and other related parties.

The Company’s available funds generally consist of cash and the funding derived from its environmental testing operations. As of December 31, 2008, the Company had $67,000 in available cash.  While the Company believes that it will have available funds sufficient to sustain operations through at least the end of 2009, reducing operating expenses and capital expenditures alone will not be sufficient to solve the Company’s liquidity problems. The Company is pursuing both equity and debt financing for its operations while seeking to expand its operations. Failure to secure such financing may result in the Company depleting its available funds and not being able pay its obligations.  Additional funding is currently under discussion although there is no assurance that it will be accomplished. Unless the Company is able to obtain additional funding through equity or debt offerings it will not be able to maintain its business.  Even if the Company is able to obtain additional financing, the terms may not be acceptable or may not be sufficient to maintain the Company’s current operations.

Cash Flows

The Company cash on hand at December 31, 2008 and 2007 was $67,000 and $9,000, respectively.  The Company’s working capital deficiency at those dates was $2.2 million and $3.0 million, respectively.

Operating cash flows:  Our principal operating source of cash came from the sales of environmental testing services.  Our principal operating uses of cash are payroll and other costs incurred to perform testing services and general and administrative expenses.

Net cash used in operating activities for the year ended December 31, 2008 was $61,000 as compared to $83,000 in the prior year. Cash was used to fund the loss from operations each year. The decrease in cash used was principally the result of improved cash collections on receivables and extension of credit from vendors.

Investing cash flows:  The Company used cash of $43,000 to acquire property and equipment in 2007 and had no similar expenditures in 2008.

Financing cash flows:  Net cash generated from financing in 2008 of $119,000 consists of net proceeds from issuance of convertible debentures of $332,000, advances from factor – net of $303,000 and loans from related parties of $43,000 less net repayments of borrowings of $560,000.  Net cash used in financing activities for the prior year was $58,000 which represents repayments of borrowings of $232,000 net of new borrowings of $136,000 and loans from related parties of $38,000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to financial market risks; including changes in interest rates. As our outstanding indebtedness has fixed interest rates we are subject to opportunity losses when interest rates go down. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also subject us to risks associated with the credit worthiness of the counter party, etc. During the twelve months ended December 31, 2008 we did not engage in any hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our Chief Executive Officer and Acting Chief Financial Officer has concluded that our disclosure controls and procedures as of December 31, 2008 were not effective, as described below under the heading "Internal Control Over Financial Reporting", based on an evaluation of these controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.

The Company’s management performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to all the balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-K, to ensure that the Company’s Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control’ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company, by: (i) appointing one or more outside directors of our board of directors to an audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and(ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more independent directors to a fully functioning audit committee, will remedy the lack of a functioning audit committee. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. Management believes that this, coupled with the appointment of additional outside directors, will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of the material weaknesses noted above, management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2009, based on the criteria in Internal Control-Integrated Framework issued by COSO. This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 9A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 9A in this annual report.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors, executive officers and key executives of our operating groups during fiscal year ended December 31, 2008 are as follows:

Name	Age	Position with Company	Held Since
Richard P. Rifenburgh	76	Chairman	June 2006
Boris Rubizhevsky	58	President/CEO/Director	July 2008
Paul Lisak	64	Director	February 2007
Barry Saxe	65	Director	July 2008
Michael R. Wiechnik	58	Director	July 2008
Winston Willis	63	Director	February 2007
Julia M. Belden	58	Secretary/Treasurer	June 2006
Kelly Hickel	66	Chairman/CEO of ETL	October 2007

RICHARD P. RIFENBURGH has served as a Chairman of the Company’s Board of Directors since June 2008 and previously served as Vice Chairman since July 2001.  He is a member of the Board of Directors of United EcoEnergy Corp and Spring Creek Capital Corp., business development companies, since June 2008      and April 2009, respectively.  He is the Chairman of the Board of Moval Management Corporation, a management consulting firm since 1968. From 1996 to 2002 he served on the Board of Directors of Tristar Corporation, a publicly-held manufacturer of cosmetics and fragrances that filed for bankruptcy in 2001. From 1992 to 2001 Mr. Rifenburgh served as a director of Concurrent Computer Corporation, a publicly reporting company.  From February 1989 until May 1991 Mr. Rifenburgh served as Chairman of the Board and Chief Executive Officer of Miniscribe Corporation. From 1987 to 1990 he was a General Partner at Hambrecht and Quist Venture Partners, a venture capital organization.

BORIS RUBISHEVSKY has been the President and Chief Executive Officer and Director since July 2008. He is a Director of United EcoEnergy Corp., a business development company, since June 2008.  Mr. Rubizhevsky founded NexGen Security Corporation, a consulting firm specializing in homeland security, biological and environmental products and technologies.  In 1992 Mr. Rubizhevsky co-founded Isonics Corporation a diversified international company specializing in life science, semi-conductor wafer services and homeland security products. Mr. Rubizhevsky was the Vice Chairman of Isonics Corporation from 1992 to 2003. Before founding Isonics, Mr. Rubizhevsky spent more than ten years with General Electric Company in a number of international sales and marketing managerial positions. Mr. Rubizhevsky holds a B.S. degree in engineering from the Stevens Institute of Technology.

JULIA M. BELDEN has served as our secretary since June 2006 and treasurer since February 2007.  She has been a consultant to the Company since 2001.  Ms. Belden has served as secretary and treasurer of the Company’s wholly owned subsidiary, Environmental Testing Laboratories, Inc. (ETL) since its acquisition in February 2005, and she has held the position of comptroller for ETL since July 2005.  Previously, Ms. Belden has worked in the financial sector and service industries in the areas of human resources, administration and accounting.  Ms. Belden is a graduate of the University of Colorado, with a Bachelors of Arts degree, and has attended graduate coursework at the University of Denver.

PAUL LISAK has been a member of the Board of Directors since February 2007.  Mr. Lisak retired in 2002 as Los Angeles County’s Hazardous Materials Control Manager, and has over 30 years service devoted to the administration and management of public health and management of hundreds of millions of dollars in public funds. Mr. Lisak has a Bachelor’s Degree in Biology and another in Environmental Science, from Indiana State University. He also has a Master’s Degree in Environmental Science and Occupational Health from California State University at Northridge.

BARRY SAXE has been a member of the Board of Director since July 2008. He has been President of Cedar Electric, a design-build firm since 1969 and a member of the Board of Directors of International Ranger, a publicly-held exploration company. In 2006, he cofounded Ringbolt Ventures, a fertilizer exploration company and served on the Board until 2008.  Mr. Saxe attended Brooklyn College of the University of New York City and University of California at Berkeley.

MICHAEL R. WIECHNIK has been a Director of the Company since June 2008. Since 1976, Mr. Wiechnik has held several key leadership positions in the State of New Jersey Department of Corrections (DOC) including Chief of the Bureau of Correctional Systems, Chief of the Bureau of Classification and Identification Services. Currently Mr. Wiechnik is the driving force behind “Clean Energy” initiatives for the DOC; planning distributive (electric) generation projects utilizing renewable and sustainable alternative energy sources. Mr. Wiechnik received a Bachelor of Arts degree in Psychology from the College of New Jersey (formerly Trenton State College).

WINSTON ‘BUZZ’ WILLIS has been a Director of the Company since February 2007.  Mr. Willis is acknowledged as a true pioneer and marketing innovator in the music industry.  After graduating from Case Weston University in Cleveland, OH, Buzz’s music industry career enjoyed significant growth from its humble beginning as a local promoter for MGM Records.  From there, he joined the staff of RCA Records and signed several artists who went on to record gold and platinum records.  He holds the distinction of being the youngest Vice President at RCA and was the founder of the Black Music Division of RCA Records where, under his guidance, the careers of Jose Feliciano and the Main Ingredient were nurtured.  From the late 1970s to the early 1980s, he served as Senior V.P. of American operations of Phillips Electronics Corp. (parent of Polydor/Polygram Records).  At Phillips, Buzz was instrumental in the acquisition of the Mercury and Verve labels.  A true trailblazer, Buzz accepted the position of CEO of CTI Records.  Here, he propelled the career of jazz greats such as George Benson and Esther Phillips, and was personally responsible for the industry’s first platinum jazz album,   ‘Mr. Magic’ by Grover Washington, Jr.  He introduced the concept of marketing black artists, such as Kool & The Gang, Sister Sledge and Alexander O’Neal, to mainstream audiences and treating them similarly to white artists.  In 1996, Buzz launched One World Entertainment in partnership with The Sanctuary Group, which provided services such as artist management, tour direction, record production and concert tour promotion.  Buzz is a member of the R&B Hall of Fame.

KELLY T. HICKEL has been the Chairman and CEO of ETL, the Company’s wholly-owned subsidiary since October 2007 and was previously the Company’s Chairman from February 2001 until June 2006.  He has been the Chairman and CEO of United EcoEnergy Corp and Spring Creek Capital Corp. since June 2008 and January 2009, respectively.  Previously, Mr. Hickel was the President of Miniscribe Corp., a troubled Fortune 500 disk drive manufacturer, from 1989 to 1990. He was the President of the Maxwell Technology Information Systems Group from 1993 until 1997. Mr. Hickel was, Chairman and Chief Restructuring Office of The Tyree Company in Farmingdale, New York from 2005 to 2006. Mr. Hickel is a graduate of Indiana University, with a Bachelors of Science, and has also attended Columbia University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review we believe that, during fiscal 2008, our current officers, directors and greater than ten percent beneficial owners have not been complied with any filing requirements applicable.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Exchange Act. This Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions, of ours. Our Code of Ethics is available as Exhibit 14 to our 2004 Annual Report on Form 10-K ..  Any amendments or waivers to our Code of Ethics will be disclosed following the date of any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth summary information as to compensation paid or accrued during the last two fiscal years ended December 31, 2008 and 2007 to our principal officers although no executive earned over $100,000 in cash in the year ended December 31, 2008.

		ANNUAL COMPENSATION			LONG TERM COMPENSATION
					AWARDS		PAYOUTS
NAME AND PRINCIPAL	FISCAL			OTHER ANNUAL	RESTRICTED STOCK	SECURITIES UNDERLYING	LTIP	ALL OTHER
POSITION	YEAR	SALARY	BONUS	COMPENSATION	AWARD(S)	OPTIONS/SARS	PAYOUTS	COMP.
Richard P. Rifenburgh
(Principal Executive Officer)	2008	-0-	0	0	1,500,000	125,000	0	0
	2007	5,000	0	0	6,900,000	0	0	0

Boris Rubizhevsky
President/CEO	2008	-0-	0	0	5,000,000	3,125,000	0	0
	2007	-0-	0	0	-0-	0	0	0

Stock awards include the common stock equivalent of issuances of Series C Preferred Stock.

Directors' Compensation

On March 20, 2008 the Board of Directors approved an annual compensation agreement for the Board of Directors, as follows:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2008 regarding the share ownership of the company by (i) each person who is known to us to be the record or beneficial owner of more than five percent (5%) of our common stock; (ii) each director and each named executive officer; and (iii) all directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		% of Outstanding Shares Owned (3)
Richard Rifenburgh	375,000		0.54%
Boris Rubizshevsky	1,375,000		1.96%
Barry Saxe	375,000		0.54%
Michael Wiechnik	375,000		0.54%
Winston Willis	2,625,000	(5)	3.80%
Paul Lisak	812,000	(6)	1.17%
Julia M. Belden (7)	5,475,000		7.92%
Kelly T. Hickel	979,083	(8)	1.4%

All Named Executive Officers and Directors as a group (8 persons)	12,391,083		17.48%

Beneficial Owners in Excess of 5% (other than Named Executive Officers and Directors):

Porter Capital Corp.	6,125,000	(9)	8.84%
Hickel Living Trust	9,374,869		13.5%

(1) The address of each beneficial owner identified is c/o Paradise Music & Entertainment, Inc., 1365 N. Courtenay Parkway, Suite A, Merritt Island, FL 32953, except for Porter Capital Corporation, which is 2112 First Avenue North, Birmingham, AL 10168.

(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of December 31, 2008 upon the exercise of options and warrants. Conversion of the Series C Preferred is restricted and therefore the impact of the conversion of these securities was not included.

(3) Each beneficial owner's percentage ownership is determined by assuming (i) that options, warrants or convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days of December 31, 2008 have been exercised and converted, and (ii) 69,279,679 shares of common stock were outstanding, before any consideration is given to such options, warrants or convertible securities.

(4) Does not include 50,000 Series C Preferred Shares convertible into common shares at one to one hundred.

(5) Does not include 25,000 Series C Preferred convertible into common shares at one to one hundred.

(6) Does not include 25,000 Series C Preferred Shares convertible into common shares at one to one hundred.

(7) Does not include 87,500 Series C Preferred convertible into common shares at one to one hundred.

(8) Does not include 115,000 Series C Preferred Shares convertible into common shares at one to one hundred.

(9) Does not include 22,500 Series C Preferred Shares convertible into common shares at one to one hundred.

(10)  Does not include 39,300 Series C Preferred Shares convertible into common shares at one to one hundred.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On October 20, 2006 one of the Company’s officers loaned the Company $15,000 with an interest rate of 10%.  On May 10, 2007 another officer loaned the Company $10,075 with an interest rate of 10%. During 2008 several officers and directors of the Company and its subsidiary loaned the Company a total of $71,353. The total loan amount from related parties is $96,428 as of December 31, 2008.

PART IV

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

       (a)                      Audit Fees

       During the years ended December 31, 2008 and 2007, our former accountant, James E. Scheifley of Tinter Scheifley Tang, LLC, billed us $12,950 and $34,725, respectively, for professional services that were provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements.

       (b)                      Audit-Related Fees

Tinter Scheifley Tang, LLC did not bill us for any audit-related fees for the years ended December 31, 2008 and 2007.

       (c)                      Tax Fees

Tinter Scheifley Tang, LLC did not bill us for any tax services for the years ended December 31, 2008 and 2007.

       (d)                      All Other Fees

       Tinter Scheifley Tang, LLC did not bill us for any services other than those disclosed above under the caption "Audit Services" for the years ended December 31, 2008 or and 2007.

Part IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (1) Financial Statements.

The financial statements required by item 15 are submitted in a separate section of this report, beginning on Page F-1, incorporated herein and made a part hereof.

(2) Financial Statement Schedules.
     Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3)   Exhibits
(a)   Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated By-Laws of the Registrant (1)

3.3	Amendment to Certificate of Incorporation Authorizing Series A Preferred Stock

3.4	Amendment to Certificate of Incorporation Authorizing Series C Preferred Stock (2)

10.1	Form of Registrant’s 1996 Stock Option Plan (1)

14	Code of Ethics (3)

21	Subsidiaries of Registrant

31	Certification of Richard P. Rifenburgh under Rule 13a-14(a)

32	Certification of Richard P. Rifenburgh

(1) Incorporated by reference from the Company’s Registration Statement on Form SB-2(Reg No. 333-13941) filed on October 11, 1996.
(2) Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 6, 2009
(3) Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on February 15, 2006

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARADISE MUSIC & ENTERTAINMENT, INC.

Date: January 28, 2010	/s/ Richard P. Rifenburgh Richard P. Rifenburgh Chairman

Date: January 28, 2010	/s/Boris Rubizhevsky Boris P. Rubizhevsky President /CEO/Director and Acting Principal Financial and Accounting Officer

Date: January 28, 2010	/s/Paul Lisak Paul Lisak Director

Date: January 28, 2010	/s/Barry Saxe Barry Saxe Director

Date: January 28, 2010	/s/Michael Wiechnik Michael Wiechnik Director

Date: January 28, 2010	/s/Winston Willis Winston Willis Director

                     Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
 Paradise Music and Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Paradise Music and Entertainment, Inc. and Subsidiary as of December 31, 2008 and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year then ended.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The consolidated financial statements of Paradise Music and Entertainment, Inc. and Subsidiary as of December 31, 2007, were audited by other auditors whose report dated March 5, 2009, expressed an unqualified opinion on those statements.

We also have audited the correction described in Note 9 that was applied to restate the 2007 financial statements.  In our opinion, such correction is appropriate and has been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2007 financial statements of the Company other than with respect to the corrections and, accordingly, we do not express an opinion or any other form of assurance on the 2007 financial statements taken as a whole.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paradise Music and Entertainment, Inc. and Subsidary as of December 31, 2008  and the consolidated results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

Rosenberg Rich Baker Berman & Co.

Somerset, New Jersey
January 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Paradise Music and Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Paradise Music and Entertainment, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paradise Music and Entertainment, Inc. as of December 31, 2007, and results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Tinter Scheifley Tang, LLP

Denver, Colorado

March 5, 2009

We included in this annual report on Form 10-K the opinion of the independent public accounting firm that audited our financial statements as of and for the year ended December 31, 2007 without currently obtaining a manually signed opinion of the firm.  That firm Tinter Scheifley Tang, LLP, has ceased to exist and cannot either reissue its report on the 2007 financial statements or consent to the use of its prior opinion. We do not believe that our shareholders will be adversely impacted by the failure to include such an updated opinion or consent.

Paradise Music & Entertainment, Inc. and Subsidiary
Consolidated Balance Sheet

	December 31,
	2008	2007
Assets

Current Assets
Cash	$66,670	$8,657
Accounts receivable, net of allowance for
doubtful accounts of $53,000 and $113,000	137,784	202,016
Due from factor	308,563	260,712
Prepaid expenses	6,542	13,744
Total current assets	519,559	485,129

Property and equipment, at cost, net of accumulated
depreciation	327,662	540,366
TOTAL ASSETS	$847,221	$1,025,495
Liabilities and Stockholders' Deficiency
Current Liabilities
Accounts payable and accrued expenses	$1,437,524	$2,477,025
Due to Factor	557,086	104,069
Notes payable	343,498	550,773
Equipment loans	221,951	252,000
Notes payable - related parties	96,428	53,248
Dividends Payable	44,429	30,429
Total current liabilities	2,700,916	3,467,544

Non-current indebtedness - less current installments	395,822	347,691

Stockholders' Deficiency
Preferred stock, $.01 par value, 5,000,000 shares authorized
Series A - 280,000 shares issued and outstanding	2,800	2,800
Series C - 672,300 and 362,300 shares issued and outstanding;
liquidation value of $268,920 and $144,920	6,723	3,623
Common stock, $.01 par value, 75,000,000 authorized
69,029,679 and 60,595,441 shares issued and outstanding	690,298	605,955
Additional paid-in capital	27,801,024	27,498,435
Accumulated (deficit)	(30,750,362)	(30,900,553)
Total stockholders' deficiency	(2,249,517)	(2,789,740)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$847,221	$1,025,495

See accompanying notes to consolidated financial statements.

Paradise Music & Entertainment, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007 (1)

Sales	$2,208,801	$2,721,032
Cost of sales	996,085	1,061,189
Gross Margin	1,212,716	1,659,843
Selling, general and administrative	2,260,373	2,103,647
Loss from operations	(1,047,657)	(443,804)
Other (income) and expense
Interest expense	562,540	393,733
Other income	(1,774,388)	(5,318,445)
	(1,211,848)	(4,924,712)
Net income	164,191	4,480,909
Preferred stock dividend	(14,000)	(14,000)
Net income attributable to common shares	$150,191	$4,466,909

Earnings per share
Basic	$0.00	$0.07
Diluted	$0.00	$0.06

Weighted average shares outstanding
Basic	63,475,129	60,549,434
Diluted	164,158,792	78,015,383

_____
(1) As restated

See accompanying notes to consolidated financial statements.

Paradise Music & Entertainment, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Deficiency

									Total
	Series A Preferred		Series C Preferred		Common		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance, January 1, 2007	280,000	$2,800			58,496,358	$584,964	$27,135,139	$(35,367,462)	$(7,644,559)

Issuance of preferred stock at fair value:
compensation for services			314,300	3,143	-	-	319,657	-	322,800
conversion of warrants			48,000	480	-	-	47,520	-	48,000

Accrued dividends on series A preferred stock			-	-	-	-	-	(14,000)	(14,000)

Issue of common stock for services at fair value					2,099,083	20,991	(6,298)		14,693

Warrants issued at fair value for financing			-	-	-	-	2,417	-	2,417

Net income	-	-	-	-	-	-	-	4,480,909	4,480,909
Balance, December 31, 2007	280,000	2,800	362,300	3,623	60,595,441	605,955	27,498,435	(30,900,553)	(2,789,740)

Issuance of preferred stock at fair value:
compensation for services			310,000	3,100	-	-	313,198	-	316,298

Accrued dividends on series A preferred stock			-	-	-	-		(14,000)	(14,000)

Issuance of common stock at fair value:
conversion of convertible debenture				-	3,023,256	30,233	(17,233)	-	13,000
compensation for services					1,850,000	18,500	-		18,500
repayment of loan					1,674,869	16,749	8,251		25,000
prior year rent					1,200,000	12,000	-		12,000
prior year acquisition			-	-	686,113	6,861	(6,861)	-	0

Compensation value of warrants issued for financing							5,234		5,234

Net income	-	-	-	-	-	-	-	164,191	164,191
Balance, December 31, 2008	280,000	$2,800	672,300	$6,723	69,029,679	$690,298	$27,801,024	$(30,750,362)	$(2,249,517)

See accompanying notes to consolidated financial statements.

Paradise Music & Entertainment, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007
Cash flows used in operating activities:
Net Income (Loss)	164,191	4,480,909
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	212,704	211,546
Noncash compensation	340,032	387,910
Accrued interest	169,390
Write-off of indebtedness	(1,702,154)	(4,518,204)
Changes in assets and liabilities:
Accounts receivable	166,088	(289,900)
Prepaid expenses and other assets	7,202	26,461
Accounts payable	581,785	(381,371)
Net cash used in operating activities	(60,762)	(82,649)

Cash flows from investing activities:
Acquisition of property and equipment	-	(43,197)
Net cash used in investing activities	-	(43,197)

Cash flows from financing activities:
Proceeds from borrowings	332,300	135,986
Repayment of borrowings	(560,015)	(232,310)
Proceeds from loans - related party	43,180	38,248
Advances from factor	303,310	-
Net cash provided by (used in) financing activities	118,775	(58,076)

Increase (decrease) in cash	58,013	(183,922)
Cash and cash equivalents - beginning of year	8,657	192,579
Cash and cash equivalents - end of period	$66,670	$8,657

Supplemental cash flow information:
Cash paid for interest	$299,292	$47,856

Non-cash financing activities:
Options, warrants and stock granted for services	$340,032	$387,910
Accrued dividends	14,000	14,000
Issuance of common stock:
Conversion of debt	38,000
Prior year rent	12,000

See accompanying notes to consolidated financial statements.

PARADISE MUSIC & ENTERTAINMENT INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 1.  ORGANIZATION

Paradise Music & Entertainment, Inc. and subsidiary ("Paradise" or the "Company”) has been focused on providing environmental testing and other services, operating as a single segment, all within the United States.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items presented in the previous year’s financial statements have been reclassified to conform to current year presentation.

Revenue Recognition

The Company’s revenues from providing environmental testing services is recorded when the service is performed and accepted.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value and are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. Substantially all of the accounts receivable are pledged as security under the factoring and purchase order financing arrangements as described in Note 3.

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measure the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets.  At December 31, 2008 no impairment of long-lived assets was deemed necessary.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs are included in selling, general and administrative expenses were $2,500 and $1,400 during 2008 and 2007, respectively.

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

Earnings Per Common Share

Basic earnings per share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Stock-Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards No.123R, “Accounting for Stock-Based Compensation (SFAS 123R),which requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the requisite service period.

Stock warrants issued for goods and services are accounted for in accordance with Emerging Issues Task Force (EITF) 96-18, “Accounting for Warrants that are Issued to other than Employees for Acquisition, or in Conjunction with Selling Goods and Services”. Accordingly warrants subject to vesting based on performance, are valued each reporting period until vested. The portion of the value related to the completed term of the related agreement is expensed, and the remaining non-cash deferred consulting expense is amortized over the remaining term of the agreement.  The value of such related warrants is subject to adjustment until such time that the warrant was non-forfeitable, fully vested and exercisable.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. Management is currently evaluating the effect of this pronouncement on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (‘‘SFAS 141(R)’’), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquire; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will be the Company’s fiscal year 2010. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect the adoption of this statement to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of EITF 07-05 will have a material impact on results of operations, financial position, or cash flows.

                In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (‘‘SFAS 168’’) . SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

                In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of SFAS No. 165 is not anticipated to have a material impact on the Company’s results of operations or financial condition.

             In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements , (amendments to FASB ASC Topic 985, Software ) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s results of operations or financial condition

Note 3.  FACTORED RECEIVABLES

The Company uses a factor to approve credit and to collect the proceeds from a substantial portion of its sales. Under the terms of the agreement, the Company assigns to the factor and the factor purchases from the Company eligible accounts receivable.

The factor, in its sole discretion, determines whether or not it will accept a receivable based on its assessment of credit risk. Once a receivable is accepted by the factor, the factor assumes substantially all of the credit risk associated with the receivable. The factor is required to remit payments to the Company for the assigned accounts receivable in accordance with the terms of the assigned invoice, regardless of whether the factor receives payment on the receivable, so long as the customer does not have a valid dispute related to the invoice. In certain cases, the Company assigns accounts receivable to the factor to provide collection services and to serve as collateral for advances, however, the company retains the credit risk.

     In addition, the Company may request that the factor provide cash advances based upon the Company’s accounts receivable. The factor may either accept or reject the request for advances in its discretion. Amounts to be advanced to the Company by the factor for any assigned receivable are offset by any amounts previously advanced by the factor. As of December 31, 2008, the factor was advancing approximately 80 % of the eligible accounts receivable.  The interest rate is 18 % on outstanding advances. The factor’s charges and interest expense on the advances are included in ''interest and financing costs’’ in the accompanying consolidated statement of operations.

     Due from factor consists of the following as of December 31:

	2008	2007
Accounts receivable assigned to factor	$477,290	$860,000
Less: advances from factor	(168,727)	(599,288)
	$308,563	$260,712

In addition, the Company borrowed additional amounts from the factor through advances of $557,000 and $104,000 and equipment loans  of $222,000 and $600,000, as of December 31, 2008 and 2007, respectively (See Note 5). These loans are collateralized by equipment with a net book value of $328,000 and the accounts receivable.

NOTE 4.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Furniture and office equipment	$42,219	$42,219
Vehicles	31,737	31,737
Website design expenses	15,000	15,000
Laboratory equipment	966,184	966,184
	1,055,140	1,055,140
Less:
Accumulated depreciation	(727,478)	(514,774)
	$327,662	$540,366

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $213,000 and $212,000, respectively. Substantially all of the property and equipment is pledged as security for lo debt as described in Note 5.

NOTE 5.   INDEBTEDNESS

Indebtedness consists of:

	December 31,
	2008	2007
Due to factor	$557,086	$104,069
Convertible debentures – principal amount $319,300, due
2010, interest at 14%	395,822	-
Notes payable (interest 12 % to 13%)	343,498	550,773
Equipment loans – interest – 14%	221,951	599,691
Notes payable – officers (interest 10%)	96,428	53,248
	1,614,785	1,307,781
Less: current portion	(1,218,963)	(960,090)
Non- current	$395,822	$347,691

During 2008, the Company borrowed $319,300 and issued secured convertible debentures with the principal amount and interest at 14% payable 2 years from date of issuance.  The notes are convertible into the Company’s common stock at 75% of the average of the three (3) lowest closing bid prices during the twenty trading days preceding conversion.  The Company accounted for the  convertible debentures in accordance with FASB Statement No. 150-“Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, as the conversion feature embedded in the debentures could result in the principal being converted into a variable number of the Company’s common shares.  The Company determined the fair value of the debentures at the dates of issuance to be $388,000 which represented the face value of the debenture plus the present value of the conversion feature.  The total liability for the notes and the conversion feature is anticipated to continue to increase from the carrying value of $396,000 at December 31, 2008 to the estimated settlement amounts aggregating $413,000 through December 21, 2010.  For the year ended December 31, 2008 the Company recorded approximately $78,000 as interest expense for the accretion of the value of the conversion feature including the initial application of FASB 150 at the dates of issuance.

NOTE 6.  STOCKHOLDERS' EQUITY

Preferred Stock

Each share of Series A Preferred is convertible into 10 shares of common stock and has the equivalent voting rights of 10 shares of common stock.  The holders of each share of Series A Preferred are entitled to receive distributions in cash at the rate of $0.05 per share which is payable on or before the 30th day after the end of the year.

Each share of Series C Preferred is convertible into 100 shares of common stock and has the equivalent voting rights of 100 shares of common stock.  The Company has agreed to register under the Securities Act of 1933, as amended, at its expense, the shares of Common Stock into which the shares of Series C Preferred stock are convertible. Upon the effectiveness of such registration, the shares of Series C Preferred Stock will automatically be converted into shares of Common Stock.  Dividends if declared by the Board of Directors are payable only in common stock.

Common Stock

In March 2008, a majority of the shareholders gave consent to the amendment of the Company’s articles of incorporation to increase the authorized capital to 500,000,000 shares of $0.01 par value common stock and 15,000,000 shares of $0.01 par value preferred stock.  The action of the shareholders must be submitted to all shareholders before it can be effective in the form of an Information Statement which the Company will file as soon as it complies with applicable SEC rules and regulations.

Stock Options

     The activity in the Option Plan is as follows:

	Number of Options	Per share range
Balances outstanding – January 1,2007	298,333	3.00 – 5.00
Granted	- 0 -	n/a
Cancelled	-0 -	n/a
Balances outstanding – December 31, 2008	298,333	3.00 – 5.00

Stock Warrants

The following table summarizes common stock warrant activity:

		Exercise
	Shares	Prices
Warrants outstanding as of 1/1/ 2007	3,407,798	0.002 - 0.05
Cancelled- expired	1,632,798	0.002 – 0.01
Warrants outstanding as of 12/31/2007	1,775,000	0.002 – 0.05
Granted	5,625,000	0.03
Cancelled- expired	1,500,000	0.002
Warrants outstanding as of 12/31/2008	5,900,000	0.002 – 0.05

In July 2008, the Company granted the Chairman of the Board warrants to purchase 3,000,000 shares of the Company’s common stock at $.03 per share which vest over 3 years and granted each member of the Board and an officer warrants to purchase an aggregate of 2,625,000 shares at $.03per share, which vest over 3 years.  During 2008, the Company recorded $5,200 as non-cash compensation expense related to the issuance of the warrants.  The fair value of the warrants was determined using the Black- Scholes option pricing model using the following weighted-average assumptions: volatility of 258%; risk-free interest rate of 3.05%; expected life of 3 years and estimated dividend yield of 0%.

NOTE 7.   OTHER INCOME

The Company recorded income from the reduction in obligations of $1,702,000 (2008) and $5,235,000 (2007). The obligations principally related to activities of the Company’s discontinued operations and based upon the advice of Company’s counsel as a result of the passage of time cannot be legally enforced against the Company.

NOTE 8.   INCOME TAXES

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

As of December 31, 2008, the Company has a net operating loss carry forward of approximately $17,406,000.  This loss will be available to offset future taxable income.  If not used, this carry forward will expire through 2026.  No deferred tax asset has been reflected on the accompanying financial statements because of the lack of certainty if and when such operating losses may be realized; therefore the tax effect of the operating losses have been offset by an equivalent amount of valuation allowance.

	December 31
	2008	2007

Deferred tax asset	$6,092,055	$6,147,880
Valuation reserve	$(6,092,055)	$(6,147,880)

The reduction on the deferred tax asset of $56,000 (2008) and $2,692,000 (2007) was the result of realization of the asset as a result of taxable income in the periods.

NOTE  9.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to conversion rights of the outstanding preferred stocks and convertible debentures as well as the exercise of stock options and warrants, assuming the exercise of all stock options and warrants. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerators and denominators of basic and diluted earnings per share for the twelve months ended December 31, 2008 and 2007 consisted of the following:

	Year Ended December 31, 2008
			Per-Share
	Income	Shares	Amount

Net income	$164,191

Less: Preferred stock dividends	14,000

Basic earnings per share

Income attributable to common shares	$150,191	63,475,129	$0.00

Effect of Dilutive Securities

Options and warrants (1)

Preferred - Series A	14,000	2,800,000
Preferred - Series C		61,964,247
Convetible debentures	106,928	35,919,416

Diluted earnings per share

Income available to common
stockholders - including assumed conversions	$271,119	164,158,792	$0.00

(1) - Options and warrants to purchase 298,000 and 5,900,000 shares of common stock were outstanding during the year but were not include in the computation of diluted earnings per share because the exercise price was gretere thatn the average market price of the common shares.

Earnings per share for 2007 was incorrectly calculated. The reported basic and diluted earnings per share amounts were $.07 and $.04 and the reported weighted average number of common shares outstanding used for these calculations was 60,595,441 and 104,891,739. The following is the corrected calculation and amounts for 2007.

	Year Ended December 31, 2007, as restated

			Per-Share
	Income	Shares	Amount

Net income	$4,480,909

Less: Preferred stock dividends	14,000

Basic earnings per share

Income attributable to common shares	4,466,909	60,549,434	$0.07

Effect of Dilutive Securities

Options and warrants (2)		2,219,182

Preferred - Series A	14,000	2,800,000
Preferred - Series C	-	12,446,767

Diluted earnings per share

Income available to common
stockholders - including assumed conversions	$4,480,909	78,015,383	$0.06

(2) - Options and warrants to purchase 298,000 and275,000 shares of common stock were outstanding during the year but were not include in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

NOTE 10.  LITIGATION

In 2008, one of the Company’s lenders filed suit to recover debt of $12,500 in a state court in New York. While the unpaid amount is included in notes payable as of December 31, 2008, in the opinion of management, upon the advice of counsel, since this debt was past due since 2002 the applicable statute of limitations to collect on the debt has expired.

One of the law firms representing the company from which the Company acquired the assets of ETL has threatened to sue the Company for approximately $94,000 for legal fees incurred by the selling company. The Company believes that this claim has no standing and the outcome of such matter will not have a material impact on the Company’s consolidated results of operations or its consolidated financial condition.

A counsel to the Company in prior years has asserted a claim against the Company in an amount of approximately $62,500 for allegedly unpaid fees and expenses incurred. The amount claimed is included in accounts payable in the financial statements. The full amount of the claimed fees and other merger related costs were provided for in connection with the merger with ETL and are included in the accompanying balance sheet as an accrued liability.

NOTE 11.  COMMITMENTS

The Company’s subsidiary leases its office and laboratory facility at an annual rate of $186,000 plus utilities.  Rent and utility expense for the years ended December 31, 2008 and 2007 including was $236,000 and $249,000, respectively. The lease expired on December 31, 2008 and was renewed for one year at base annual rate of $164,000 with options for 2 additional years with 3 % increases in the base rent each year.

NOTE 12.  INFORMATION ABOUT MAJOR CUSTOMERS

The Company had one major client which comprised more than 22% and 30 % of the Company revenues during 2008 and 2007, respectively.

NOTE 13.  SUBSEQUENT EVENTS

In October 2009 the Company approved a plan to re-establish the Company’s former business of providing entertainment services principally booking, sponsoring and managing entertainers and venues.

As part of the renewed focus of the Company on the entertainment industry, the Company’s Board of Directors approved the distribution of the shares of the Company’s wholly-owned subsidiary, Environmental Testing Laboratories, Inc. (ETL) to the shareholders of the Company, on a pro-rata basis.  ETL then will operate as a stand-along company in the environmental testing market and will have no further affiliation with the Company.  This separation of focus is expected to enhance shareholder value.